Form 10-Q
period 2011-05-31
Victory LG Inc.
filed 2011-07-20
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-173056

VICTORY LG, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3829642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6544 Kathrine Ann Court,  Salt Lake City, Utah 84118
(Address of principal executive offices) (Zip Code)

 (877) 262-5154
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of July 20, 2011.

VICTORY LG, INC.
FORM 10-Q
Quarterly Period Ended May 31, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of May 31, 2011 (Unaudited) and February 28, 2011	4
	Condensed Statements of Operations for Three Months ended May 31, 2011 and the period from January 5, 2011 (inception) to May 31, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 5, 2011 (inception) to February 28, 2011 and for the three months ended May 31, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the Three Months ended May 31, 2011 and the period from January 5, 2011 (inception) to May 31, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Victory LG, Inc." the "Company," "we," "our" or "us" means Sport Endurance, Inc.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$70	$18,100
Prepaid expenses	-	1,000
Total current assets	70	19,100

Total assets	$70	$19,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$243	$-
Accrued expenses	2,500	-
Accrued interest	37	10
Accrued interest, related party	58	-
Notes payable	1,680	1,680
Notes payable, related party	3,275	100
Total current liabilities	7,793	1,790

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(25,723)	(690)
Total stockholders' equity (deficit)	(7,723)	17,310

Total liabilities and stockholders' equity (deficit)	$70	$19,100

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

		January 5,
	For the Three	2011
	Months Ended	(inception) to
	May 31,	May 31,
	2011	2011

Revenue	$-	$-

Operating expenses:
General and administrative	2,942	3,622
Professional fees	22,006	22,006

Total operating expenses	24,948	25,628

Net operating loss	(24,948)	(25,628)

Other income (expense)	(85)	(95)

Loss before provision for income taxes	(25,033)	(25,723)

Provision for income taxes	-	-

Net loss	$(25,033)	$(25,723)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred stock		Common stock		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	-	(690)	(690)

Balance, February 28, 2011	-	$-	18,000,000	$18,000	$-	$(690)	$17,310

Net loss for the three months ended May 31, 2011	-	-	-	-	-	(25,033)	(25,033)

Balance, May 31, 2011	-	$-	18,000,000	$18,000	$-	$(25,723)	$(7,723)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		January 5,
	For the Three	2011
	Months Ended	(inception) to
	May 31,	May 31,
	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,033)	$(25,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	1,000	-
Accounts payable	243	243
Accrued expenses	2,500	2,500
Accrued interest	27	37
Accrued interest, related party	58	58

Net cash provided by (used in) operating activities	(21,205)	(22,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	1,680
Proceeds notes payable, related party	3,175	3,275
Proceeds from sale of common stock	-	18,000

Net cash provided by financing activities	3,175	22,955

NET CHANGE IN CASH	(18,030)	70

CASH AT BEGINNING OF PERIOD	18,100	-

CASH AT END OF PERIOD	$70	$70

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to these financial statements.

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Victory LG, Inc. (“the Company”) was incorporated in the state of Nevada on January 5, 2011 (“Inception”). The Company was formed to market a Liquid-Gel capsule (named Victory LG 8-hour Energy Liquid-Gels). The Company will initially market Victory LG 8-hour Energy Liquid-Gels locally, to convenience stores in the Salt Lake City, Utah area.

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending February 28, 2012. It is suggested that these interim condensed financial statements be read in conjunction with the Form S-1.

The Company has adopted a fiscal year end of February 28th.

Development Stage Company
The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at May 31, 2011.

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Revenue Recognition
Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but shipping to customers has not occurred. The Company has not recorded revenues to date.

Advertising and Promotion
All costs associated with advertising and promoting of our one product are expensed as incurred. These expenses approximated $-0- for the three months ended May 31, 2011.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $25,723 and negative working capital of $7,723 as of May 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Notes Payable - Related Party

On January 13, 2011, the Company received an unsecured loan in the amount of $100, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On March 24, 2011, the Company received an unsecured loan in the amount of $1,500, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On May 23, 2011, the Company received an unsecured loan in the amount of $1,675, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $58 as of May 31, 2011

Note 4 – Related Party Transactions

On February, 28, 2011, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 from the Company’s founder and CEO.

On January 13, 2011, the Company received an unsecured loan in the amount of $100, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On March 24, 2011, the Company received an unsecured loan in the amount of $1,500, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On May 23, 2011, the Company received an unsecured loan in the amount of $1,675, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $58 as of May 31, 2011.

Note 5 – Notes Payable

On February 15, 2011 and February 23, 2011, the Company received loans in the amount of $1,000 and $680, respectively, from BK Consulting & Associates, P.C. The unsecured notes bearing interest at 8% per annum and are due on demand. The Company has accrued interest related to these notes of $37 as of May 31, 2011.

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Stockholders’ Equity

The Company has 90,000,000 common shares authorized. Additionally, the Company has 10,000,000 authorized shares of preferred stock.

Common stock
On February 28, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000.

Note 7 – Subsequent Events

There are no subsequent events to disclose through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Victory LG, Inc. was formed in the state of Nevada on January 5, 2011 to provide retail sales of an Energy liquid-gel capsule to the general public. The Company expects to generate its corporate revenue from the sale of its energy liquid-gel capsules.

The Company has adopted a fiscal year end of February 28th.

Victory LG Inc. is presently developing an Energy liquid-gel capsule as a dietary supplement. Victory LG, Inc. is a development stage company with a limited history of development stage operations. The Company plans to market Victory LG, Inc. through a combination of direct sales, referrals and networking within the industry. To date the Company has not generated any sales. We expect to establish an internet site in August 2011, where customers can purchase the Energy Liquid-Gel Capsules.

To commence active business operations we will need to engage in a number of planning stage and preliminary activities. We will commence activities including finishing our internet website for our Energy Liquid-Gel Capsule, preparing marketing materials and direct mail.

We have started some of the activities, such as, developing the formula for our energy liquid-gel capsules and creating the initial marketing material, but the marketing completion cannot occur without the raising of additional funds, of which we anticipate we will need to raise $75,000. From inception (January 5, 2011) to date, we have spent a substantial amount of time in developing the formula and marketing material, strategic planning, budgeting, and preliminary work.

We have determined that the price of our product should be commensurate with the relative cost to have the product manufactured and packaged and shipped by outside vendors with and profit margin to arrive at the selling price. The Company has estimated the wholesale selling price of our product, which includes manufacturing, packaging, and Company profit, to be $2.85 per Energy Liquid-Gel packet. If these projected prices are incorrect, it could result in an operating loss for us.

While budgetary manufacturing, packaging, shipping and marketing costs have been established for our product, no definitive work has commenced in development of our one product; therefore, it is possible that these prices could be incorrect. If after development a different price is deemed necessary it could result in an operating loss for us. We have not devoted much time to raising capital other than the investments from the Pauline Carson. Furthermore, Victory LG, Inc. has not commenced production, and anticipates its major production operations will utilize outside vendors to manufacture, package, and ship our one product. Victory LG, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date.

Over the next twelve months, Victory LG, Inc. plans to build out its reputation and develop a network in the energy liquid-gel capsule business and begin sales to the general public. Presently, the Company has not sold any liquid-gel capsules.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next twelve months, and we will need to obtain additional financing to operate our business for the next twelve months. Our “burn rate” is approximately $2,500 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are no available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Results of Operations for the Three Months Ended May 31, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended May 31, 2011 were $24,948 consisting of $2,942 of general and administrative fees and $22,006 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended May 31, 2011 totaled $85, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended May 31, 2011 was $25,033.  Our net loss is primarily attributed to professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. However, we cannot assure that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position.. At some time in the future, however, we may need to obtain additional financing to complete our business plan. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our Company to continue with this business and the business may fail.

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at May 31, 2011.

May 31, 2011
Total Assets	$70

Accumulated (Deficit)	$(25,723)

Stockholders’ Equity (Deficit)	$(7,723)

Working Capital (Deficit)	$(7,723)

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($25,723). Our cash and cash equivalent balances were $70 at May 31, 2011. On May 31, 2011 we had negative working capital of $7,723 and total current liabilities were $7,793.

During the period of January 5, 2011 (date of inception) to May 31, 2011, we used $22,885 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of January 5, 2011 (date of inception) to May 31, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Pauline Carson on February 28, 2011.

We also received proceeds of $1,000 and $680 on February 15, 2011 and February 23, 2011, respectively, from BK Consulting & Associates, P.C., in exchange for unsecured promissory notes carrying 8% interest, due on demand.

We also received short term loans totaling $3,275 from our founder and CEO, Pauline Carson, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from liquid gels, sale of shares of our common stock, third party financing, and/or traditional bank financing. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We will have additional capital requirements during the fiscal year ending February 28, 2012. We do not expect to be able to satisfy our cash requirements through our product sales, and therefore we will attempt to raise additional capital through the sale of our common stock and debt financing activities.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.  We are currently incurring operating deficits that are expected to continue for the foreseeable future.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing, in the amount of $75,000, to conduct our day-to-day operations, and to fully execute our business plan. We will raise the capital necessary to fund our business through a subsequent offering of equity securities. Additional financing, whether through public or private equity or debt financing, arrangements with security holders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management intends to raise additional permanent capital through debt instruments such as bank loans, or private financing. The goal of this effort is to provide working capital for the next year. Our twelve month operating plan is dependent on raising additional permanent capital through debt instruments such as bank loans, or private financing in the amount of $75,000. Presently we do not have any existing sources or plans for financing.

Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing security holders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but shipment to our customers has not occurred. The Company has not recorded revenues to date.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Pauline Carson, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Ms. Carson concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by our financial consultant;

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Form S-1 filed with the SEC on June 9, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICTORY LG, INC.

By:

/s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer, Chief Financial Officer
Director
(Principal Executive Officer, Chief Financial Officer,
and Principal Accounting Officer)
Date: July 20, 2011