Form 10-Q/A
period 2011-05-31
Victory LG Inc.
filed 2011-08-26
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of August 26 , 2011.

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
Date: August 26, 2011