Form 10-Q
period 2011-08-31
Victory LG Inc.
filed 2011-10-14
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of October 13, 2011.

VICTORY LG, INC.
FORM 10-Q
Quarterly Period Ended August 31, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of August 31, 2011 (Unaudited) and February 28, 2011	4
	Condensed Statements of Operations for three and six months ended August 31, 2011 and the period from January 5, 2011 (inception) to August 31, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 5, 2011 (inception) to February 28, 2011 and for the six months ended August 31, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the six months ended May 31, 2011 and the period from January 5, 2011 (inception) to August 31, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

EXPLANATORY NOTE

Unless otherwise noted, references in this quarterly report to "Victory LG, Inc." the "Company," "we," "our" or "us" means Victory LG, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$5,376	$18,100
Prepaid expenses	-	1,000
Total current assets	5,376	19,100

Total assets	$5,376	$19,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$649	$-
Accrued expenses	3,750	-
Accrued interest	105	10
Accrued interest, related party	306	-
Note payable	1,680	1,680
Note payable, related party	12,975	100
Total current liabilities	19,465	1,790

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(32,089)	(690)
Total stockholders' equity (deficit)	(14,089)	17,310
Total liabilities and stockholders' equity (deficit)	$5,376	$19,100

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Six	January 5, 2011
	Months Ended	Months Ended	(inception) to
	August 31,	August 31,	August 31,
	2011	2011	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	1,050	3,992	4,672
Professional fees	5,000	27,006	27,006

Total operating expenses	6,050	30,998	31,678

Net operating loss	(6,050)	(30,998)	(31,678)

Other income (expense)	(316)	(401)	(411)

Loss before provision for income taxes	(6,366)	(31,399)	(32,089)

Provision for income taxes	-	-	-

Net loss	$(6,366)	$(31,399)	$(32,089)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000	13,991,597

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred stock		Common stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	-	(690)	(690)

Balance, February 28, 2011	-	$-	18,000,000	$18,000	$-	$(690)	$17,310

Net loss for the six months ended August 31, 2011	-	-	-	-	-	(31,399)	(31,399)

Balance, August 31, 2011	-	$-	18,000,000	$18,000	$-	$(32,089)	$(14,089)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		January 5,
	For the Six	2011
	Months Ended	(inception) to
	August 31,	August 31,
	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,399)	$(32,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	1,000	-
Accounts payable	649	649
Accrued expenses	3,750	3,750
Accrued interest	95	105
Accrued interest, related party	306	306

Net cash provided by (used in) operating activities	(25,599)	(27,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds note payable	-	1,680
Proceeds note payable, related party	12,875	12,975
Proceeds from sale of common stock	-	18,000

Net cash provided by financing activities	12,875	32,655

NET CHANGE IN CASH	(12,724)	5,376

CASH AT BEGINNING OF PERIOD	18,100	-

CASH AT END OF PERIOD	$5,376	$5,376

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at May 31, 2011 and February 28, 2011.

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

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $32,089 and negative working capital of $14,089 as of August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On July 7, 2011, the Company received an unsecured loan in the amount of $8,000, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On August 5, 2011, the Company received an unsecured loan in the amount of $1,700, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $306 as of August 31, 2011

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

On July 7, 2011, the Company received an unsecured loan in the amount of $8,000, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On August 5, 2011, the Company received an unsecured loan in the amount of $1,700, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $306 as of August 31, 2011.

Note 5 – Notes Payable

On February 15, 2011 and February 23, 2011, the Company received loans in the amount of $1,000 and $680, respectively, from BK Consulting & Associates, P.C. The unsecured notes bearing interest at 8% per annum and are due on demand. The Company has accrued interest related to these notes of $105 as of August 31, 2011.

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

Victory LG Inc. is presently developing an Energy liquid-gel capsule as a dietary supplement for production and sale to the general public. Victory LG, Inc. is a development stage company with a limited history of development stage operations. The Company plans to market Victory LG, Inc. through a combination of direct sales, referrals and networking within the industry. In October, the Company has commenced initial production of its first order and sale for public distribution into the market. We expect to establish an internet site in November 2011, where customers can purchase the Energy Liquid-Gel Capsules.

Beginning in October, the Company has commenced initial business operations and is engaged in a number of sales activities, as well as our second stage planning activities. The company has commenced activities including finishing our internet website for our Energy Liquid-Gel Capsule, preparing marketing materials and direct mail.

We have formulated our energy liquid-gel capsules and created the initial marketing material, but the marketing completion cannot occur without the raising of additional funds, of which we anticipate we will need to raise $75,000. From inception (January 5, 2011) to date, we have spent a substantial amount of time in developing the formula and marketing material, strategic planning, budgeting, and preliminary work.

We have determined that the price of our product should commensurate with the relative cost to have the product manufactured and packaged and shipped by outside vendors and profit margins to arrive at the selling price. The Company has established the wholesale selling price of our product, which includes manufacturing, packaging, and Company profit, to be $3.99 per Energy Liquid-Gel packet.

Preliminary budgetary manufacturing, packaging, shipping and marketing costs have been established for our product, however no definitive work has been completed; therefore, it is possible that these prices could be incorrect. If after development a different price is deemed necessary it could result in an operating loss for us.  We have begun initial production of our our first order, and anticipate major production operations will utilize outside vendors to manufacture, package, and ship our one product.

Over the next twelve months, Victory LG, Inc. plans to build out its reputation and develop a network in the energy liquid-gel capsule business and began sales to the general public. The Company received its first order of liquid-gel capsules in October 2011

Our historical “burn rate” has been approximately $2,500 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are no available to satisfy either short or long-term capital requirements, our future operations and liquidity could possibly be materially adversely affected and we could be forced to cease operations.

Results of Operations for the three months ended August 31, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended August 31, 2011 were $6,050 consisting of $1,050 of general and administrative fees and $5,000 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended August 31, 2011 totaled $316, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended August 31, 2011 was $6,366.  Our net loss is primarily attributed to professional fees.

Results of Operations for the six months ended August 31, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for six months ended August 31, 2011 were $30,998 consisting of $3,992 of general and administrative fees and $27,006 of professional fees.

Other (Income) Expenses
Other (income) expenses for the six months ended August 31, 2011 totaled $401, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the six months ended August 31, 2011 was $31,399.  Our net loss is primarily attributed to professional fees.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at August 31, 2011.

August 31, 2011
Total Assets	$5,376

Accumulated (Deficit)	$(32,089)

Stockholders’ Equity (Deficit)	$(14,089)

Working Capital (Deficit)	$(14,089)

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($32,089). Our cash and cash equivalent balances were $5,376 at August 31, 2011. On August 31, 2011 we had negative working capital of $14,089 and total current liabilities were $19,465.

During the period of January 5, 2011 (date of inception) to August 31, 2011, we used $25,599 of cash for operating activities.

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

We also received short term loans totaling $12,975 from our founder and CEO, Pauline Carson, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

Item 4T.Controls and Procedures.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1 31.2	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

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
Date: October 13, 2011