Form 10-Q
period 2011-11-30
Victory LG Inc.
filed 2012-01-23
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒    No ☐

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of January 18, 2012.

VICTORY LG, INC.
FORM 10-Q
Quarterly Period Ended August 31, 2011

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of November 30, 2011 (Unaudited) and February 28, 2011	4
	Condensed Statements of Operations for three and nine months ended November 30, 2011 and the period from January 5, 2011 (inception) to November 30, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 5, 2011 (inception) to February 28, 2011 and for the nine months ended November 30, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended November 30, 2011 and the period from January 5, 2011 (inception) to November 30, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders.	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	February 28,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$221	$18,100
Prepaid expenses	-	1,000
Deposit paid to supplier	6,615	-
Total current assets	6,836	19,100

Total assets	$6,836	$19,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$649	$-
Accrued expenses	-	-
Accrued interest	138	10
Accrued interest, related party	626	-
Note payable	1,680	1,680
Note payable, related party	19,975	100
Total current liabilities	23,068	1,790

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(34,232)	(690)
Total stockholders' equity (deficit)	(16,232)	17,310

Total liabilities and stockholders' equity (deficit)	$6,836	$19,100

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			January 5,
	For the Three	For the Nine	2011
	Months Ended	Months Ended	(inception) to
	November 30,	November 30,	November 30,
	2011	2011	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	114	4,106	4,786
Professional fees	1,676	28,682	28,682

Total operating expenses	1,790	32,788	33,468

Net operating loss	(1,790)	(32,788)	(33,468)

Other income (expense)	(353)	(754)	(764)

Loss before provision for income taxes	(2,143)	(33,542)	(34,232)

Provision for income taxes	-	-	-

Net loss	$(2,143)	$(33,542)	$(34,232)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred stock		Common stock		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	-	(690)	(690)

Balance, February 28, 2011	-	$-	18,000,000	$18,000	$-	$(690)	$17,310

Net loss for the nine months ended November 30, 2011	-	-	-	-	-	(33,542)	(33,542)

Balance, November 30, 2011	-	$-	18,000,000	$18,000	$-	$(34,232)	$(16,232)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		January 5,
	For the Nine	2011
	Months Ended	(inception) to
	November 30,	November 30,
	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,542)	$(34,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	1,000	-
Deposit paid to supplier	(6,615)	(6,615)
Accounts payable	649	649
Accrued interest	128	138
Accrued interest, related party	626	626

Net cash provided by (used in) operating activities	(37,754)	(39,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds note payable	-	1,680
Proceeds note payable, related party	19,875	19,975
Proceeds from sale of common stock	-	18,000

Net cash provided by financing activities	19,875	39,655

NET CHANGE IN CASH	(17,879)	221

CASH AT BEGINNING OF PERIOD	18,100	-

CASH AT END OF PERIOD	$221	$221

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2011 and February 28, 2011.

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

Advertising and Promotion
All costs associated with advertising and promoting of our one product are expensed as incurred. These expenses approximated $-0- for the three months ended November 30, 2011.

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

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $34,232 and negative working capital of $16,232 as of November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On October 19, 2011, the Company received an unsecured loan in the amount of $5,800, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On November 1, 2011, the Company received an unsecured loan in the amount of $1,200, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $626 as of November 30, 2011

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

On October 19, 2011, the Company received an unsecured loan in the amount of $5,800, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On November 1, 2011, the Company received an unsecured loan in the amount of $1,200, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $626 as of November 30, 2011.

Note 5 – Notes Payable

On February 15, 2011 and February 23, 2011, the Company received loans in the amount of $1,000 and $680, respectively, from BK Consulting & Associates, P.C. The unsecured notes bearing interest at 8% per annum and are due on demand. The Company has accrued interest related to these notes of $138 as of November 30, 2011.

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

Results of Operations for the three months ended November 30, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended November 30, 2011 were $1,790 consisting of $114 of general and administrative fees and $1,676 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended November 30, 2011 totaled $353, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended November 30, 2011 was $2,143.  Our net loss is primarily attributed to professional fees.

Results of Operations for the nine months ended November 30, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for nine months ended November 30, 2011 were $32,788 consisting of $4,106 of general and administrative fees and $28,682 of professional fees.

Other (Income) Expenses
Other (income) expenses for the nine months ended November 30, 2011 totaled $754, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the nine months ended November 30, 2011 was $33,542.  Our net loss is primarily attributed to professional fees.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at November 30, 2011.

November 30, 2011
Total Assets	$6,836

Accumulated (Deficit)	$(34,232)

Stockholders’ Equity (Deficit)	$(16,232)

Working Capital (Deficit)	$(16,232)

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($34,232). Our cash and cash equivalent balances were $221 at November 30, 2011. On November 30, 2011 we had negative working capital of $16,232 and total current liabilities were $23,068.

During the period of January 5, 2011 (date of inception) to November 30, 2011, we used $39,434 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of January 5, 2011 (date of inception) to November 30, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Pauline Carson on February 28, 2011.

We also received proceeds of $1,000 and $680 on February 15, 2011 and February 23, 2011, respectively, from BK Consulting & Associates, P.C., in exchange for unsecured promissory notes carrying 8% interest, due on demand.

We also received short term loans totaling $19,975 from our founder and CEO, Pauline Carson, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

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
Date: January 23, 2012