Form 10-K
period 2012-02-29
Victory LG Inc.
filed 2012-06-13
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-173056

Victory LG, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3829642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6544 Kathrine Ann Court, Salt Lake City, Utah  84118
(Address of principal executive offices)

(877) 262-5154
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐   Yes    ☐   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,000,000 shares of common stock par value $0.001 as of May 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our current deficiency in working capital;
●	Increased competitive pressures from existing competitors and new entrants;
●	Our ability to market our services to new subscribers;
●	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	Consumer acceptance of price plans and bundled offering of our services;
●	Loss of customers or sales weakness;
●	Technological innovations;
●	Inability to efficiently manage our operations;
●	Inability to achieve future sales levels or other operating results;
●	Inability of management to effectively implement our strategies and business plan
●	Key management or other unanticipated personnel changes;
●	The unavailability of funds for capital expenditures; and
●	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

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

PART I

Item 1.  Business

General Overview

We were incorporated in the State of Nevada on January 5, 2011.

Victory LG Inc. is presently marketing for sale one Liquid-Gel capsule (named Victory LG 8-hour Energy Liquid Gels).

Victory LG Inc. has not commenced its major operations of having its one product a liquid-gel capsule named Victory LG 8-hour energy Liquid-Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone. The Company will not have any 8-hour Energy Liquid-Gels manufactured until the Company has sold the product to an end user. Victory LG, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result we are a startup company. This means we have no operating history or revenue, and are at a competitive disadvantage.

The competition for and difficulty in selling energy liquid-gels may affect our ability to develop profitable operations in the future. Companies that are engaged in energy liquid-gels, retail products, include large, established companies with substantial capabilities and long earnings records.

We have no operating history and expect to incur losses for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shared could be affected downward, and you could lose your entire investment.

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Victory LG, Inc. is a development stage company and in the absent of revenues and operations the Independent Audit Report dated February 29, 2012 cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The Company will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next twelve months. We will have to seek other sources of capital.

We established the minimum amount of $75,000 that the Company will need to raise through debt instruments such as bank loans, or private financing so that operations could start, in order to generate some type of revenue. Presently no other sources have been identified and it is unknown if any other sources will be identified. There is no assurance that the Company will be able to obtain any bank loans or private financing.

In 2013 Victory LG, Inc. intends to market and distribute quality dietary supplements products.

Organization within the Last Five Years

To date, the Company has not generated any sales. Upon a purchase order being placed with Victory LG, Inc. for the Victory LG 8-hour Energy Liquid-Gels, the Company intends to contract with Soft Gel Technologies Inc to manufacture the 8-hour Energy Liquid Gel. After the 8-hour Energy Liquid-Gel is manufactured, the Company intends to enter into a contract with Traco Manufacturing Inc for packaging. Victory LG, Inc. intends to have Soft Gel Technologies ship the manufactured Liquid Gel Caps to Traco for packaging. Traco will then deliver the packaged 8-hour Energy Liquid-Gel to Victory LG, Inc. Victory LG, Inc. intends to deliver the finished product to the customer in the Salt Lake City, Utah area. Soft Gel Technologies has not produced any 8-hour Energy Gels to date. Soft Gel Technologies has not produced any test samples to date. Victory LG, Inc. does not have a formal contact with Soft Gel Technologies or Traco Manufacturing at this time.

Over the next twelve months, Victory LG, Inc. plans to build out its reputation and network in the energy Liquid Gel-Cap industry, thereby attracting new clients. Presently, the Company does not have any clients.

Business Facilities

Victory LG, Inc. is located at 6544 Kathrine Ann Court, Salt Lake City, Utah 84118. The telephone number is: (877) 262-5154.

Internet Address

Our Internet address is http://www.victorylg.com

Unique Features of the Company

This market is very much lifestyle driven, especially by young, image-conscious adults, who see these Liquid Gel Caps as a kind of fashion accessory. In today’s world, athletes are still a strong target market. However, the consumer base for Gel Caps and energy drinks has now expanded beyond that of simply athletes. From Clubbers, Video-gamers, Extreme Sports enthusiasts to everyday parents looking for a pick me up in the morning while at home or work.

The Company believes that the demand for Liquid Gel Caps could be a direct result of people’s lives becoming busier. As people fill their lives to capacity and then add even more responsibilities, the daily schedules can become quite overwhelming, leaving little time for rest, relaxation, or sleep. The Company intends to market this problem to meet those demands.

Victory LG, Inc. aims to establish its Liquid Gel Caps in convenience stores and retail stores in the Salt Lake City, Utah area. The Company believes that their combination of their specialized Liquid Gel Cap, aimed to a consumer that has widespread applicability is one of its unique features.

Overall Strategic Direction

The Company plans to establish its reputation in the energy Liquid Gel-Cap industry, thereby attracting new clients and building out its network in the energy Liquid Gel-Cap industry.

The Company aims to form long term working relationships with a number of convenience stores in the Salt Lake City, (Utah) area.

Description of Products

Pauline Carson, CEO and Director of Victory LG, Inc. came up with idea over the last year of what she believes will be a successful Liquid Energy Gel Cap.

Product Development:

In 2010, Pauline Carson began working with Soft Gel Technologies Inc, located at 6982 Bandini Blvd, Los Angeles, CA 90040. Soft Gel Technologies, Inc.® (SGTI®) has specialized in providing Natural Products Industry marketers with premium quality dietary supplements in a soft gelatin capsule delivery system. Soft Gel is a full service contract manufacturer dedicated to the production and marketing of branded products and turnkey custom formulations.

Soft Gel is headquartered in Los Angeles, California, it has the capacity to meet high volume demands as well as accommodate smaller jobs.

Pauline Carson and the Soft Gel Technologies technicians took several months to create the formula for the Liquid Gel Cap that Victory LG, Inc. intends to sell and market. Pauline Carson and Soft Gel Technologies technicians decided to include the following main ingredients into the product which include Ginseng, Guarana, Vitamins B3, B4, B6, and B12, Antioxidants, and Amino Acids and (L-Arginine). The Liquid Gel Cap will go under the label of Victory LG 8-Hour Energy Soft Gel. Sport Energy 8-Hour Energy Liquid Gel is a product that assists in increasing energy. Victory LG Inc. owns all the right to the formula for the 8-hour Energy Liquid-Gel. Neither Pauline Carson nor Soft Gel Technologies have any ownership or manufacturing rights to the formula.

The Company has not patented the formula that is to be used in Victory LG 8-Hour Energy Liquid Gels at this time. The 8-hour Energy Soft-Gel formula created for Victory LG, Inc. is not similar to other Soft Gel technologies product. Other Soft Gel Technologies customers market to weight loss supplements and the only similarity in ingredients is caffeine. Victory LG Liquid Gel-Caps are an Energy only formula.

Manufacturing:

In March of 2010, Soft Gel Technologies, Inc. (SGTI) and Victory LG Inc. finalized the formula for the Victory LG 8-Hour Energy Liquid Gel Caps; SGTI will manufacture Victory LG Energy 8-Hour Energy Liquid Gel Cap for the Company. All key ingredients included in our product are readily available from SGTI. The Company has not taken any steps to test the product. SGTI has advised Victory LG, Inc. that they can manufacture 300,000 capsules for Victory LG, Inc. for $13,230.  In October 2011, the Company paid SGTI $6,615 as a deposit for 300,000 8-Hour Energy Liquid Gel Caps.

On March 10, 2012, BK Consulting and Associates, P.C. partially funded the remaining balance owed in the amount of $6,615 on the purchase of the Victory LG 8-Hour Energy Liquid Gel Caps from SGTI. This investor has a lien on the inventory, pending the Company paying the investor for this loan.

Packaging:

In 2011 Pauline Carson took empty Liquid Gel’s capsules from Soft Gel Technologies in the size, shape and consistence of the 8-Hour Victory LG Liquid Gel Caps to Premier Plastics, Inc., located at 2450 South 3400 West, Salt Lake City, Utah 8419, for packaging development. Premier Plastics advised Victory LG, Inc. that they could package 180,000 8-Hour Energy Liquid Gel Caps into 6 pack blister cards for $9,925. In December 2011 the Company paid Premier Plastics a deposit of $5,038 to package 180,000 8-Hour Energy Liquid Gel Caps into 6 blister pack cards.

On March 10, 2012, BK Consulting and Associates, P.C. partially funded the remaining balance owed in the amount of $4,888 on the packaging of the Victory LG 8-Hour Energy Liquid Gel Caps. This investor has a lien on the inventory, pending the Company paying the investor for this loan.

Sales Strategy:

We have established a sales approach, which utilizes direct sales through Pauline Carson who plans to market our product through retail chain stores.

Direct Sales:

Direct sales will be conducted by Pauline Carson. She is currently marketing the product locally in the Salt Lake City, Utah area to convenience stores and small retail shops. Their current marketing strategy consists of various Point of Sale material including posters and flyers developed by Pauline Carson in the past several months.

Retail chain stores:

Sales to over 44,000 retail stores nationwide major retail chain stores such as Wal-Mart, Target and Walgreens. Retail chain stores would enable the Company to pay slotting fees to gain shelf space in more than 44,000 retail locations. The cost associated with each major retail store carrying the product would be in excess of $1.0M per retail store.

To utilize our sales approach (retail chain stores) the Company will need to seek additional capital to fund the retail chain stores model. Presently the Company does not have the additional capital needed to utilize the retail chain store model.

We intend to derive income from these sales and our goal is establish brand recognition.

In order to bring the Company’s Victory LG 8-Hour Energy Liquid Gel Cap to market, the Company will need to seek additional capital of approximately $75,000. These funds would be used for deposits and marketing materials. If the Company is unable to obtain additional financing at reasonable cost, it would be unable to manufacture, package and sell their Liquid Gel Caps. Presently the Company’s working capital (deficit) of ($20,195) is not sufficient to fund the sale of Liquid Gel Caps through Pauline Carson.

Features of Products and Services:

The Company believes that there is a role for companies that can provide quality products and service.

Our form of product may involve assisting a store in the following:

●	Delivery of only a small amount of product, when a convenience store does not have adequate storage space;
●	Delivery of large amounts of product to stores with large storage space.
●	The ability of the Company to speak directly to convenience store managers about the product.

The Energy Liquid Gel Cap Industry

Competition:

There are numerous companies and individuals who are engaged in the Energy Liquid Gel Cap business, and such business is intensely competitive. We believe the highly specialized nature of our corporate focus enables us to be a better long-term partner for our clients than if we were organized as a traditional energy Liquid Gel Cap company.

The Company believes that by offering quality energy Gel Cap and superior service in the energy Liquid Gel Cap industry, then it will have more energy Liquid Gel Cap customers. Nevertheless, many of our competitors have significantly greater financial and other resources as well as greater managerial capabilities than we do and are therefore, in certain respects, in a better position than we are to provide energy Liquid Gel Caps. We believe our ability to compete will depend upon many factors both within and outside our control, including, but not limited to: pricing; the timing and market acceptance of our 8-hour energy gel caps and services. We will face direct competition from several privately-held companies, both online and direct marketing companies.

Many of our existing and potential competitors, which will include online energy Liquid Gel caps businesses are focusing more closely on internet based sales, these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we will. Furthermore, there is the risk that larger financial companies which offer internet and direct sales may decide to use extremely low pricing rates in the energy Liquid Gel cap market to acquire and accumulate customer accounts and additional shelf space at stores. We do not plan to offer extremely low pricing; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly to new or emerging changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we will.

There can be no assurance that our potential competitors will not develop products and services comparable or superior to those that will be developed and offered by us or adapt more quickly than us to changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to compete against these Energy Liquid Gel Cap businesses such as the following:

VPX sports, produces Redline Gel Caps. The Company on its website claims that this product is a Multi-system rapid fat loss catalyst. “Redline Gel Caps are a fat burner that busts the thermogenic and energy producing envelope. Redline is the only matrix ever developed to shred fat through the shivering response in the body. By shivering the body burns huge amounts of stored body fat for energy in an effort to keep the body warm.” Redline has a soft gel-capsule, liquid formula, that is marketed to weight Loss Supplement with an added benefit of Energy. Victory LG 8-hour Liquid Gel Cap is an energy formula only. Redline’s formula contains eleven ingredients while Victory LG, Inc.’s formula contains fourteen ingredients. The only similar ingredient between the two aforementioned formulas, from Redline and Victory LG, Inc., is the ingredient caffeine.

NVE Pharmaceuticals, produces Stacker 2. The Company states on its web site that Stacker 2 Ephedra-free formula is designed for those who are in search of a dietary supplement in an Ephedra-free formula. Stacker 2 has multiple Energy capsules. The main difference is Victory LG. Inc.’s delivery system. Victory LG, Inc. uses a liquid-gel capsule with a liquid formula. Stacker 2 uses a hard shell capsule with a dry powder formula.

BIO-ENGINEERED SUPPLEMENTS & NUTRITION, INC., (BSN) Bio-Engineered Supplements & Nutrition, Inc. (BSN) web site states that it is a leading developer, marketer, provider and distributor of nutritional supplements designed for health, training, physique, and performance support. Among other innovative products, BSN has assisted in developing many advancements within the sports nutrition industry, one of which is the ultra-premium breakthrough ingredient Creatine Ethyl Ester Malate (CEM3). Christopher Ferguson, is the President and CEO of BSN. BSN is a Delaware corporation operating under the laws of the State of Delaware. The Company has received many awards from * Brand of the Year: BSN – 1st Place (2nd Year in A Row) (Bodybuilding.com1) Muscle Builder of the Year: N.O.-XPLODE– 1st Place (3rd Year in A Row) and CELLMASS 2nd* Place (Also, 2nd Year In A Row) (Bodybuilding.com1)

* Nitric Oxide Product of the Year: N.O.-XPLODE 1st Place (3rd year in a row) and NITRIX. For over 3 consecutive years BSN products have been recognized by consumers as the best in their respective categories.

Bio-Engineered Supplements & Nutrition, Inc. is a leading developer, marketer, provider and distributor of nutritional supplements designed for training, physique, and performance. BSN’s innovative and effective products include NITRIXВ®, NO-XPLODETM, CELLMASSВ®, LEAN DESSERT PROTEINTM, SYNTHA-6В®, TRUE-MASSВ®, AXIS-HTTM, CHEATERSTM, THERMONEXTM, ATRO-PHEXВ® AND ENDORUSHTM. Bsn, Inc. offers over 20 different gel caps that range from Cell Mass, endorush, Altro-Phex as unique bio engineered supplements to help customers attain their physique and performance goals.

Current Business Focus

The Company’s business focus is to provide quality Energy Liquid Gel Caps and superior service to convenience stores in the Salt Lake City, Utah area along with, at a reasonable price, to the largest percentage of the target market population as possible. The Company believes that the ability to deliver a product and consistency of service are main factors in fostering a repeat customer base, greater advisory network and reputation.

Advantages of Competitors over Us

The Company believes the following are advantages of Competitors over us.

Customer Base:

Presently, the Company does not have an established regular customer base.

Financial Resources:

The Company believes that many of its competitors (VPX sports, producer of Redline and NVE Pharmaceuticals, producer of Stacker 2) have at this time a significantly greater financial and other resources than we do and are therefore, in certain respects, in a better position to provide energy Gel Caps as well as promote their services.

Competitive Advantages

The Company believes that its key competitive advantages are:

Experienced Management:

The Company believes that it has experienced management. Our sole Director and executive officer Pauline Carson has over 10 years of experience in the management and business operations. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its client base.

Performance:

The Company believes that its ability to provide quality energy Liquid Gel Caps, service performance and service consistency is one of its key advantages. Through performance, the Company hopes to develop a repeat customer base, and a greater advisory network and reputation.

Niche Industry:

We believe the highly specialized nature of our corporate focus enables us to be a better long-term partner for our clients than if we were organized as a traditional energy company, which we believe has a limited usefulness for the client.

Research and Development

The Company is not currently conducting any research and development activities. However, if research and development is required in the future, we intend to rely on third party service providers.

Employees

Pauline Carson is the sole Director, Chief Executive Officer, President and Principal Executive Officer of Victory LG, Inc.

At this time we only have one employee, Pauline Carson. The Company plans to employ individuals on an as needed basis. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand size of our Board of Directors in the future.

Pauline Carson does not receive a salary or benefits in any form. Presently, the Company does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors, Officer and employees.

Pauline Carson currently devotes approximately 10 hours per week to the affairs of the Company. She will begin to devote 40 hours per week to the Company once sufficient funding is obtained to allow actual full operations to proceed forward.

Additional Products

The Company does not intend to market any other products.

Item 1A.  Risk Factors.

Risks Related to Our Business

ONCE TRANSACTING BUSINESS, THE COMPETITION FOR AND DIFFICULTY IN SELLING ENERGY LIQUID GEL CAPSULES COULD AFFECT OUR ABILITY TO DEVELOP PROFITABLE OPERATIONS.

Many companies that are engaged in the energy liquid gel capsule business include large, established companies with substantial capabilities and long earnings records. We may be at a competitive disadvantage in promoting our Victory LG Liquid Gel capsule, as we must compete with these companies, many of which have greater financial resources and larger technical staffs than we do.

WE HAVE NO OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

We were incorporated in the State of Nevada on January 5, 2011. The Company has had no revenues or expenses prior to this time period.

We have no operating history for investors to evaluate the potential of our business development. We will begin to market our one product in the Salt Lake City, Utah area and develop our brand name. In addition, we also face many of the risks and difficulties inherent in introducing a new product. These risks include, but are not limited to, the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement an advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our service; and
●	Attract, retain and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our service and products to the marketplace, which requires careful planning to provide a service and products that meets customer standards without incurring unnecessary cost and expense.

THE COMPANY HAS A LIMITED DEVELOPMENT STAGE OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have a limited history of development stage operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have yet to establish profitable development stage operations or a history of profitable development stage operations. We anticipate that we will continue to incur substantial development stage operating losses for an indefinite period of time due to the significant costs associated with the development of our business.
Management expects to experience development stage operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly and/or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan because we currently do not have any income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners for an estimated amount of approximately $10,000. It is anticipated that said amount will be obtained by a loan from Pauline Carson. In the event that we are unable to secure such a loan from Pauline Carson, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $10,000. It is also estimated that the amount of additional costs and expenses associated with newly applicable corporate governance requirements will be approximately $5,000.

It is anticipated that we may need to obtain a loan from Pauline Carson to cover these additional costs and expenses. In the event that we are unable to secure such a loan from Pauline Carson, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

FUTURE BUSINESS OPERATIONS VIA THE INTERNET MAY SUBJECT US TO A NUMBER OF LAWS AND REGULATIONS TO BE ADOPTED WITH RESPECT TO THE INTERNET MARKETPLACE, AND THE UNCERTAINTY RELATED TO THE APPLICATION OF MANY EXISITNG LAWS TO THE INTERNET MARKETPLACE CREATES UNCERTAINITY TO OUR BUSINESS DEVELOPMENT.

At present, selling Liquid-Gel Caps is not a governmentally regulated industry, so we do not need to obtain governmental approval to market and sell our products over the Internet, except that we are subject to the laws and regulations generally applicable to businesses, and directly applicable to offline and online commerce. However, because the Internet is interstate in nature, we are able to offer our products across the country.

In addition, our management is not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel and export or import matters, because the vast majority of these laws were adopted prior to the advent of the Internet and, therefore, do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet marketplace, which could, in the future, reduce demand for our products or increase our cost of development stage operations as a result of litigation or arbitration. Presently, we have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations.

OUR FUTURE SUCCESS RELIES UPON A COMBINATION OF PATENTS AND PATENTS PENDING, PROPRIETARY TECHNOLOGY AND KNOW-HOW, TRADEMARKS, CONFIDENTIALITY AGREEMENTS AND OTHER CONTRACTUAL COVENANTS TO ESTABLISH AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. IF OUR PRODUCTS ARE DUPLICATED OUR RESULTS OF OPERATIONS WOULD BE NEGATIVELY IMPACTED.

Presently, we do not have any applications submitted for trademark protection for "Victory LG, Inc.” when funding permits we will apply for trademark protection.

Victory LG, Inc. has not been approved for any type of trademark, service mark and/or trade secret protection as of yet. Because intellectual property protection is critical to our future success, we intend to rely heavily on trademark, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect proprietary rights. However, effective trademark, service mark and trade secret protection may not be available in every country in which we intend to sell our products and services online. Unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. As a result, litigation may be necessary to enforce our intellectual property rights to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of recourses which could significantly harm our business and operating results.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of intended trademarks and other proprietary rights.

There can be no assurance that third parties will not assert infringement claims against us. If any such infringement claims are brought against us, there can be no assurance that we will have the financial resources to defend the Company against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all. The loss of such rights, or the failure by us to obtain similar licenses or agreements, could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE NO OPERATING HISTORY AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES WILL BE AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We were incorporated in the State of Nevada on January 5, 2011. Presently, we have no revenues and are considered to be in the development stage. We have operating losses from inception on January 5, 2011 to February 29, 2012. We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

●
The implementation of our direct sales model through Pauline Carson through the commencement of sales will cost at least $75,000. We need to establish and print all of the marketing material. We have allocated $15,000 toward marketing materials which include flyers, brochures, and website design. The Company intends to allocate these funds as soon as they are available.

●
The development of strategic relationships with convenience stores in the Salt Lake City, Utah, area will cost the Company at least $10,000. We need to educate convenience stores buyers about our product and work to obtain shelf space. We shall do this through direct sales and direct mail. The Company intends to allocate $5,000 as soon as funds are available and $5,000 six months later when the funds become available.

●
Software and hardware updates to maintain service and maintain the Company office will cost the Company at least $3,000. As a direct sales Company continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The Company intends to allocate these funds with four month of the funds becoming available.

●
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the Company at least $30,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover audit fees, legal and all other management expenses such as those from industry consultants and advisors. The Company intends to pay audit fees and legal and all other management fees as they become due.

OUR DEVELOPMENT STAGE OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual development stage operating results to fluctuate significantly in the future. Because our development stage operating results will be volatile and difficult to predict, in some future quarter our development stage operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline significantly.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our development stage operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced services or products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for our internet product; the amount and timing of development stage operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended February 29, 2012 that we have not earned a profit. As of February 29, 2012, we had a net loss of $37,505, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At February 29, 2012, our cash on hand was $275. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

THE COMPANY IS GOVERNED BY PAULINE CARSON, OUR SOLE DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, AND SECRETARY, (PRINCIPAL EXECUTIVE OFFICER), AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Pauline Carson, our Chief Executive Officer, President, and Sole Director (Principal Executive Officer), makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, Pauline Carson will exercise full control over all matters that typically require the approval of a Board of Directors. Pauline Carson’s actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company.

Our Chief Executive Officer, President, and Sole Director (Principal Executive Officer), Pauline Carson, exercises control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Pauline Carson, conflicts of interest and similar matters.

THE COMPANY IS HEAVILY RELIANT ON PAULINE CARSON, OUR CHIEF EXECUTIVE OFFICER, PRESIDENT, AND SOLE DIRECTOR (PRINCIPAL EXECUTIVE OFFICER ), AND, AS SUCH, THE LOSS OF HER SERVICES COULD HAVE SIGNIFICANT MATERIAL ADVERSE EFFECT ON THE COMPANY.

The Company is heavily dependent on the efforts of Pauline Carson, its Chief Executive Officer, President, and Sole Director (Principal Executive Officer). The loss of her services could have a material adverse effect on the Company. The Company currently does not maintain key man life insurance on this individual. Pauline Carson has experience and past expertise in a business setting. There can be no assurance that a suitable replacement could be found for her upon retirement, resignation, inability to act on our behalf, or death. The Company has no plans of entering into an employment agreement with Pauline Carson.

OUR CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, PAULINE CARSON.

We have been heavily dependent upon the expertise and management of Pauline Carson, our Chief Executive Officer and President, and our future performance will depend upon her continued services. The loss of the services of Pauline Carson’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing development stage operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for her upon retirement, resignation, inability to act on our behalf, or death.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

Risks Related to the Industry

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2013 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products and services. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

In order to develop an awareness of our brand, Victory LG, Inc. will depend largely upon our success in creating a customer base and potential referral sources. Additionally, to attract and retain customers and to promote and maintain our brand in response to competitive pressures, the Company’s management plans to gradually increase marketing and advertising budgets as funding allows. If we are unable to economically promote or maintain our brand, then our business, results of development stage operations and financial condition could be severely harmed. The Company presently has a working capital (deficit) of ($19,795).

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business development stage operations.

Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners for an estimated amount of approximately $10,000. It is anticipated that said amount will be obtained by a loan from Pauline Carson. In the event that we are unable to secure such a loan from Pauline Carson, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $10,000. It is also estimated that the additional costs and expenses associated with newly applicable corporate governance requirements will be approximately $5,000.

It is anticipated that we may need to obtain a loan from Pauline Carson to cover these additional costs and expenses. In the event that we are unable to secure such a loan from Pauline Carson, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

Risks Related to the Ownership of Our Securities

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support developmental stage operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common or preferred stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our developmental stage operations, cash flows and financial condition, developmental stage operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Pauline Carson beneficially owns 100% of our capital stock with voting rights. In this case, Pauline Carson will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and she will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, no operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our Company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of capital stock consisting of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Item 2.  Properties.

We use a corporate office located at 6544 Kathrine Ann Court, Salt Lake City, Utah 84118. . There are currently no proposed programs for renovation, improvement or development of the facility currently in use. The Company telephone number is: 1-877-262-5154.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings and/or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company's common stock is not currently traded.  We have obtained the ticker symbol VLGI and we expect the Company’s common stock to commence trading within the coming twelve months, though there can be no assurance that this will be the case.

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of February 29, 2012 there were approximately twenty-five (25) shareholder of the Company’s common stock.

Each share of common stock shall have one (1) vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the board of directors.

Holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore as well as any distributions to the security holder. We have never paid cash dividends on our common stock, and do not expect to pay such dividends in the foreseeable future.

In the event of a liquidation, dissolution or winding up of our company, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

Victory LG, Inc. has never paid dividends on its Common Stock. Victory LG, Inc. intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Victory LG, Inc.  profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Victory LG, Inc. was formed in the state of Nevada on January 5, 2011 to provide retail sales of an Energy liquid-gel capsule to the general public. The Company expects to generate its corporate revenue from the sale of its energy liquid-gel capsules.

The Company has adopted a fiscal year end of February 28th.

Victory LG Inc. is presently developing an Energy liquid-gel capsule as a dietary supplement. Victory LG, Inc. is a development stage company with a limited history of development stage operations. The Company plans to market Victory LG, Inc. through a combination of direct sales, referrals and networking within the industry. To date the Company has not generated any sales. We expect to establish an internet site in May 2012, where customers can purchase the Energy Liquid-Gel Capsules.

To commence active business operations we will need to engage in a number of planning stage and preliminary activities. We will commence activities include developing the websites for our Energy Liquid-Gel Capsules, preparing marketing materials and direct mail. We will undertake and work to finish these activities upon completion of this registration statement.

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

We have determined that the price of our product should be commensurate with the relative cost to have the product manufactured and packaged and shipped by outside vendors with an estimated administrative expense for servicing the product and profit margin to arrive at the selling price. If these projected prices are incorrect, it could result in an operating loss for us.

While budgetary manufacturing, packaging, shipping and marketing costs have been established for our product, no definitive work has commenced in development of these products and activities; therefore, it is possible that these prices could be incorrect. If after development a different price is deemed necessary it could result in an operating loss for us. We have not devoted much time to raising capital other than the investments from the Pauline Carson. Furthermore, Victory LG, Inc. has not commenced production, and anticipates its major production operations will utilize outside vendors to manufacture, package, and ship our one product. Victory LG, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date.

Over the next twelve months, Victory LG, Inc. plans to build out its reputation and develop a network in the energy liquid-gel capsule business and begin sales to the general public. Presently, the Company has not sold any liquid-gel capsules.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months.  Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Since we intend to utilize our current and future officers and directors, who currently are part time and whose salaries are being accrued, to sell our services, our marketing costs should be minimal. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

If we are successful in our efforts to raise the $75,000, our twelve month operating plan shall be as follows (we would not move into our operations phase until we have established our internet based services even if we are successful in our efforts to raise the $75,000 of capital):

•
The implementation of our direct sales model through Pauline Carson through the commencement of sales will cost at least $75,000. We need to establish and print all of the marketing material. We have allocated $35,000 toward marketing materials which include flyers, brochures, direct marketing DVD’s and mailing costs. The Company intends to allocate these funds as soon as they are available.

•
The development of a strategic relationships advertiser in the energy liquid-gel capsule industry will cost the Company at least $10,000. We need to educate energy liquid-gel capsule advertisers about our products and work to obtain sales. We shall do this through direct sales and direct mail. The Company intends to allocate $5,000 as soon as funds are available and $5,000 six months later when the funds become available.

•
Software and hardware updates to maintain service and maintain the Company office will cost the Company at least $3,000. As a direct sales company continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The Company intends to allocate these funds with four month of the funds becoming available.

•
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the Company at least $25,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover management expenses such as those from industry consultants in the energy liquid-gel capsule business, and advisors. The Company intends to pay its consultants, advisors fees and working capital expenses as they become due.

INITIAL SALES STRATEGY

We have established a sales approach that utilizes direct sales through Pauline Carson. Our direct sales will be conducted by Pauline Carson, who is currently attempting to market the product locally in the Salt Lake City, Utah area to Convenience stores. Her current marketing strategy consists of various Point of Sale material including posters and flyers developed by Pauline Carson in the past several months. We intend to derive income from these sales and our goal is establish brand recognition.

SUBSEQUENT SALES STRATEGY

Victory LG Inc. has commenced the marketing of the one Liquid-Gel capsule (named Victory LG 8-hour Energy Liquid-Gels) for sale to the general public. The Company is presently developing its marketing program to sell liquid-gel capsules to the general public. The Company is not offering the product to anyone at this time. Victory LG, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result, we are a startup company. This means that we have no operating history or revenue, and are at a competitive disadvantage.

Results of Operations for the Years Ended February 29, 2012 and the period from inception on January 5, 2011 until February 28, 2011.

Sales

January 5, 2011 (inception) to February 29, 2012, we generated no revenues. There were no revenues as the Company has not yet commenced operations.

General and Administrative Expenses

Total General and Administrative expenses were $4,602 for the twelve months ended February 29, 2012. This amount consists primarily of filing fees, consulting fees, and bank service charges.   This was an increase of $3,922 compared to $680 for the period ended February 28, 2011.  The increase is due primarily to the full year results in 2012 compared to the abbreviated operating period from date of inception (January 5, 2011) to February 28, 2011 in the prior year.

Professional Fees

Total Professional Fees were $31,632 for the twelve months ended February 29, 2012. This amount consists primarily of legal and accounting fees, and was an increase of 31,632 compared to $0 for the period ended February 28, 2011.  The increase is due primarily to the full year results in 2012 compared to the abbreviated operating period from date of inception (January 5, 2011) to February 28, 2011 in the prior year.

Other (Income) Expenses

Total other (income) expenses for the twelve month ended February 29, 2012 and February 28, 2011 were $1,271 and $10, consisting of interest expense accrued on notes payable.  From January 5, 2011 (inception) through February 29, 2012 the Company has accrued $1,281 of interest expense on notes payable.

Liquidity and Capital Resources

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. However, we cannot assure that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position. We are presently debt free, but at some time in the future we may need to obtain additional financing to complete our business plan. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our Company to continue with this business and the business may fail.

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($38,195). Our cash and cash equivalent balances were $275 and $18,100 at February 29, 2012 and February 28, 2011. On February 29, 2012 and February 28, 2011 we had working capital (deficit) of ($20,195) and $17,310 and total current liabilities were $32,123 and $1,790.

During the twelve months ended February 29, 2012 and February 28, 2011, we used $45,838 and $1,680 of cash for operating activities.  The majority of the funds were used for operating expenses and deposits on inventory.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of January 5, 2011 (date of inception) to February 29, 2012 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued with a value of $0.001 to our founder and CEO, Pauline Carson on February 28, 2011.

We also received proceeds of $680 and $1,000 on January 5, 2011 and February 23, 2011, respectively, from BK Consulting and Associates, in exchange for unsecured promissory notes carrying 8% interest, due on demand.

During the twelve months ended February 29, 2012 and February 28, 2011 we received short term loans of $28,013 and $100 from our founder and CEO, Pauline Carson in exchange for an unsecured promissory note carrying 8% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Additional Disclosure of Outstanding Share Data

We have 10,000,000 shares of preferred stock authorized, and 90,000,000 shares of common stock authorized.

As of February 29, 2012, we had no shares of preferred stock and 18,000,000 shares of common stock issued and outstanding.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of February 29, 2012, our cash balance was $275. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated revenue from liquid gels, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment as such items are not required by us at this time or in the next twelve months.

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

Revenue Recognition

Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but delivery has not occurred. No sales have yet commenced.

Stock Based Compensation Expense

The Company adopted FASB guidance on stock based compensation upon inception on January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from January 5, 2011 (Inception) through February 29, 2012.

Plan of Operation

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations and will need to obtain additional financing to operate our business for the next twelve months. Victory LG Inc. will continue to develop its marketing program for its energy liquid gel caps. The Company will need additional capital of $75,000 for marketing and sales and working capital associated with Victory LG, Inc. over the next year. The Company intends to create a client base within this twelve month time frame. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued would impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $38,195 and a working capital deficit of $20,195 at February 29, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Item 8.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VICTORY LG, INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of Victory LG, Inc. (A Development Stage Company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2012 and the period from inception on January 5, 2011 through February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory LG, Inc. (A Development Stage Company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended February 29, 2012 and the period from inception on January 5, 2011 through February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $38,195, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
June 12, 2012

 VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 29,	February 28,
	2012	2011
ASSETS
Current assets

Cash	$275	$18,100
Deposits paid to suppliers, restricted	11,653	-
Prepaid Expenses	-	1,000
Total Current Assets	11,928	19,100

Total Assets	11,928	$19,100

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities

Accounts payable	$1,049	$-
Accrued interest	145	10
Accrued interest, related party	1,136	-
Note payable	1,680	1,680
Note payable, related party	28,113	100
Total current liabilities	32,123	1,790

Stockholder's equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of February 29, 2012 and February 28, 2011, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of February 29, 2012 and February 28, 2011, respectively	18,000	18,000
Deficit accumulated during the development stage	(38,195)	(690)
Total stockholder's equity (deficit)	(20,195)	17,310

Total liabilities and stockholder's equity (deficit)	$11,928	$19,100

See notes to consolidated financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	January 5, 2011	January 5, 2011
	Year Ended	(inception) to	(inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	4,602	680	5,282
Professional Fees	31,632	-	31,632

Total operating expenses	36,234	680	36,914

Net Operating Loss	(36,234)	(680)	(36,914)

Other income (expense):
Interest expense	(1,271)	(10)	(1,281)

Loss before provision for income taxes	(37,505)	(690)	(38,195)

Provision for income taxes	-	-	-

Net income (loss)	$(37,505)	$(690)	(38,195)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See notes to consolidated financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

						(Deficit)
						Accumulated	Total
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	-	(690)	(690)

Balance, February 28, 2011	-	$-	18,000,000	$18,000	$-	$(690)	$17,310

Net loss for the twelve months ended February 29, 2012	-	-	-	-	-	(37,505)	(37,505)

Balance, February 29, 2012	-	-	18,000,000	18,000	-	(38,195)	(20,195)

See notes to consolidated financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	January 5, 2011	January 5, 2011
	Year Ended	(inception) to	(inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,505)	$(690)	$(38,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses	(10,653)	(1,000)	(11,653)
Accounts Payable	1,049	-	1,049
Accrued interest	135	10	145
Accrued Interest, related party	1,136	-	1,136

Net cash provided by (used in) operating activities	(45,838)	(1,680)	(47,518)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds note payable	-	1,680	1,680
Proceeds note payable, related party	28,013	100	28,113
Proceeds from sale of common stock	-	18,000	18,000

Net cash provided by (used in) financing activities	28,013	19,780	47,793

Net Increase (Decrease) in cash and cash equivalents	(17,825)	18,100	275

Cash and cash equivalents at beginning of period	18,100	-	-

Cash and cash equivalents at end of period	$275	$18,100	$275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

 Victory LG, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

The Company has adopted a fiscal year end of February 28th.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Revenue Recognition
Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but delivery has not occurred. No sales have yet commenced.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $-0- for the period from January 5, 2011 (inception) to February 29, 2012.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from January 5, 2011 (inception) to February 29, 2012.

Victory LG, Inc.
(A Development Stage Company)
Notes to Financial Statements

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

Victory LG, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $38,195 and working capital deficit of $20,195 as of February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Deposits Paid To Suppliers

As of February 29, 2012, the Company paid suppliers an aggregate of $11,653 toward the manufacturing and packaging of Victory LG 8-Hour Liquid Gel Caps. The remaining balance due to the suppliers was paid by an investor on behalf of the Company on March 10, 2012.  This investor retains a lien on the goods until the investor is repaid in full.  The deposit is shown in the financial statements as restricted due to the existence of this lien.

Note 4 – Notes Payable - Related Party

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

On December 14, 2011, the Company received an unsecured loan in the amount of $5,038, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On January 18, 2012, the Company received an unsecured loan in the amount of $1,800, bearing interest at 8% and due on demand from the Company’s founder and CEO.

On January 20, 2012, the Company received an unsecured loan in the amount of $1,300, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $1,136 as of February 29, 2012.

Note 5 – Notes Payable

On January 5, 2011 and February 23, 2011, the Company received loans in the amount of $680 and $1,000, respectively, from BK Consulting and Associates, P.C. The unsecured notes bearing interest at 8% and are due on demand. The Company has accrued interest related to these loans of $145 as of February 29, 2012.

Victory LG, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Stockholder’s Equity

On January 5, 2011, the founder of the Company established 90,000,000 authorized shares of common stock. Additionally, the Company’s founder established 10,000,000 authorized shares of preferred stock.

Common stock
On February 28, 2011 the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 from the Company’s founder and CEO.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of February 29, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 29, 2012, the Company had approximately $37,505 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	February 29,	February 28,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$38,195	690

Net deferred tax assets before valuation allowance	$13,368	242
Less: Valuation allowance	(13,368)	(242)
Net deferred tax assets	$-	-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets. The Company had no uncertain tax positions as of February 29, 2012.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	February 29,	February 28,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 8 – Subsequent Events

On March 10, 2012, an investor partially funded the remaining balances owed in the amount of $6,615 and $4,888 on the manufacturing and packaging of Victory LG 8-Hour Liquid Gel Caps. This investor has a lien on the inventory, pending the Company paying the investor for these loans.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of February 29, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of February 29, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2012 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of February 29, 2012. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Pauline Carson	37	Chief Executive Officer, President, Chief Financial Officer, Secretary	January 5, 2011

Executive Officers

The Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, sole Director and the selling security holder Pauline Carson is the “Promoter” within the meaning of Rule 405 of Regulation C.

Board of Directors

Pauline Carson

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

MANAGEMENT BIOGRAPHIES

Pauline Carson; Chief Executive Officer, President, Chief Financial Officer

Pauline Carson is a dynamic take-charge executive with striking management abilities and leadership skills. She is highly specialized in strategic planning & execution of startup as well as turning around mid-sized companies. She has had an extensive background in operational & financial risk management, consolidation & integrations and new business development for the companies she has been involved with. Pauline Carson is a marketing professional and an accomplished business leader, with over 12 years of progressively responsible experience directing as many as 5,000 employees in companies with revenue in excess of $300 million. Pauline Carson has won numerous awards for her successes and has been heavily involved with a variety of charitable organizations that support at risk children and teens as well as fighting inner-city hunger issues.

Pauline Carson served as Chief Executive Officer and Chief Operating Officer with Starbridge Consumer Products, Inc., from 2000 to 2003 and was actively involved in the consumer beverage, consumer durables and financial services industries. She also served as an Executive Director with Mainline Industries, Inc., from 2004 to 2010, compounding her vast understanding of both the domestic and international distribution channels encompassing retail, wholesale and direct sales markets.

Pauline Carson was cited as a savvy entrepreneur and business executive with a powerful knowledge and understanding of the business environment. Pauline Carson is equally impressive with her under promise and over deliver mentality, which remains one of her core character traits. “Pauline has always provided executive leadership for the Corporate as well as the Customer Experience. She helped to ensure the customer experience to continue as our company underwent phenomenal growth because of her involvement with us. Her ability to analyze not only the needs of our company, but how to organize that into meeting our customer’s needs was just so remarkable,” said one company CEO we spoke with. “She is a great example to everyone she meets.”

AUDIT COMMITTEE

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

COMPENSATION COMMITTEE

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

INDEPENDENT DIRECTOR/CORPORATE GOVERNANCE COMMITTEE

Our Board of Directors currently consists of only Pauline Carson. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprise of independent directors. We do not have independent director(s) at this time.

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board, The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directs concerning corporate governance matters.

NOMINATING COMMITTEE

The Company does not have a Nominating Committee and the full Board acts in such capacity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that to date, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

EMPLOYMENT AGREEMENTS

To date, the Company has no employment agreements in effect with its Principal Executive Officer. We do not pay compensation to our Director for attendance at meetings. We will reimburse Directors for reasonable expenses incurred during the course of their performance.

Item 11.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation from January 5, 2011 (inception) to February 29, 2012.

SUMMARY COMPENSATION TABLE

			OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH REMUNERATION WAS RECEIVED		YEAR	SALARY $	BONUS $

Pauline Carson	Chief Executive Officer, President, Chief Financial Officer	(a)	2011	$0	$0
		(b)	2012	$0	$0

(a) From the period of inception (January 5, 2011) through February 28, 2011
(b) For the twelve months ended February 29, 2012

The following table sets forth all the remuneration of our Director and Officers for the period from inception on January 5, 2011, through to the end of the period on February 29, 2012:

COMPENSATION OF DIRECTORS

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for expenses incurred in attending board meetings.

STOCK INCENTIVE PLAN

At present, we do not have a stock incentive plan in place. We have not granted any options to Directors and Officers.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our securities by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, our address is: 6544 Kathrine Ann Court, Salt Lake City, Utah 84118. The Company telephone number is: 1-877-262-5154.

(1) This table is based on Eighteen Million (18,000,000) shares of common stock outstanding at May 22, 2012.

As of May 22, 2012, we had the following security holder holding greater than 5%:

Name and Address of Beneficial Owners		Number of Shares Beneficially Owned	Percent of Class

(1) Pauline Carson	(2)	10,000,000	55.6%
6544 Kathrine Ann Court
Salt Lake City, Utah 84118

Total Officers and Directors		10,000,000	55.6%

(1) Officer and director

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

From time to time the Company’s founder and CEO, Pauline Carson has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $28,113 and $100 at February 29, 2012 and February 28, 2011, respectively. In addition, accrued interest of $1,136 and $0 existed at February 29, 2012 and February 28, respectively.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for February 29, 2012 and February 28, 2011.

	February 29,	February 28,
	2012	2011
Audit fees:
M&K CPAS, PLLC	$7,950	$7,600
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,950	$7,600

PART IV

Item 15.  Exhibits

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY LG, INC.

Date: June 12, 2012	By:	/s/ Pauline Carson
	Name:	Pauline Carson
	Title:	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document