Form 10-Q
period 2012-05-31
Victory LG Inc.
filed 2012-07-23
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of July 6, 2012.

VICTORY LG, INC.
FORM 10-Q
Quarterly Period Ended May 31, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of May 31, 2012 (Unaudited) and February 29, 2012	4
	Condensed Statements of Operations for three months ended May 31, 2012 and 2011 and the period from January 5, 2011 (inception) to May 31, 2012 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 5, 2011 (inception) to February 29, 2012 and for the three months ended May 31, 2012 (Unaudited)	6
	Condensed Statements of Cash Flows for the three months ended May 31, 2012 and 2011 and the period from January 5, 2011 (inception) to May 31, 2012 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	May 31,	February 29,
	2012	2012
ASSETS
Current assets

Cash	$239	$275
Inventory	-	-
Inventories Restricted	23,605	-
Deposit paid to supplier	-	11,653
Total Current Assets	23,844	11,928

Total Assets	23,844	11,928

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$13,303	$1,049
Accrued expenses	1,904	-
Accrued interest	188	145
Accrued interest, related party	1,703	1,136
Note payable	2,280	1,680
Note payable, related party	28,113	28,113
Total current liabilities	47,491	32,123

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2012 and February 29, 2102 , respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of May 31, 2012 and February 29, 2012, respectively	18,000	18,000
Deficit accumulated during the development stage	(41,647)	(38,195)
Total stockholders' equity (deficit)	(23,647)	(20,195)

Total liabilities and stockholders' equity (deficit)	$23,844	$11,928

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	January 5, 2011
	Months Ended	Months Ended	(inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	2,842	2,942	8,124
Professional Fees	-	22,006	31,632

Total operating expenses	2,842	24,948	39,756

Net Operating Loss	(2,842)	(24,948)	(39,756)

Other income (expense):
Interest expense	(610)	(85)	(1,891)

Loss before provision for income taxes	(3,452)	(25,033)	(41,647)

Provision for income taxes	-	-	-

Net income (loss)	$(3,452)	$(25,033)	$(41,647)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (January 5, 2011) to May 31, 2012
(Unaudited)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	-	(690)	(690)

Balance, February 28, 2011	-	$-	18,000,000	$18,000	$-	$(690)	$17,310

Net loss for the twelve months ended February 29, 2012	-	-	-	-	-	(37,505)	(37,505)

Balance, February 29, 2012	-	-	18,000,000	18,000	-	(38,195)	(20,195)

Net loss for the three months ended May 31, 2012	-	-				(3,452)	(3,452)

Balance, May 31, 2012	-	-	18,000,000	18,000	-	(41,647)	(23,647)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	January 5, 2011
	Months Ended	Months Ended	(inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,452)	$(25,033)	$(41,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in assets and liabilities:
Prepaid expenses	11,653	1,000	-
Inventory Restricted	(23,605)	-	(23,605)
Accounts Payable	12,254	243	13,303
Accrued Expenses	1,904	2,500	1,904
Accrued interest	43	27	188
Accrued Interest, related party	567	58	1,703

Net cash provided by (used in) operating activities	(636)	(21,205)	(48,154)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds note payable	600	-	2,280
Proceeds note payable, related party	-	3,175	28,113
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	600	3,175	48,393

Net Increase (Decrease) in cash and cash equivalents	(36)	(18,030)	239

Cash and cash equivalents at beginning of period	275	18,100	-

Cash and cash equivalents at end of period	$239	$70	$239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $-0- for the period from January 5, 2011 (inception) to May 31, 2012.

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

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from January 5, 2011 (inception) to May 31, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $41,647 and working capital deficit of $23,647 as of May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

As of February 29, 2012, the Company paid suppliers an aggregate of $11,653 toward the manufacturing and packaging of Victory LG 8-Hour Liquid Gel Caps.  As of May 31, 2012, an investor maintains possession of the Company’s inventory in the amount of $23,605 and is shown in the financial statements as restricted.

As of May 31, 2012 the outstanding balance owed to suppliers for inventories restricted are as follows:

May 31,
2012
Manufacturing – Soft Gels Tech	$6,345
Packaging – Premier Plastics	5,606
Fees and Charges	2,157
Total	$14,108

Note 4 – Notes Payable - Related Party

During the year ended February 28, 2011, the Company received unsecured loans in the amount of $100, bearing interest at 8% and due on demand from the Company’s founder and CEO.

During the year ended February 29, 2012, the Company received unsecured loans in the amount of $28,013, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $1,703 as of May 31, 2012.

Note 5 – Notes Payable

During the year ended February 28, 2011, the Company received loans in the amount of $1,680, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

During the three months ended May 31, 2012, the Company received loans in the amount of $600, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

The Company has accrued interested related to these notes of $188 as of May 31, 2012.

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

Results of Operations for the three months ended May 31, 2012

Sales

January 5, 2011 (inception) to May 31, 2012, we generated no revenues. There were no revenues as the Company has not yet commenced operations.

General and Administrative Expenses

Total General and Administrative expenses were $2,842 for the three months ended May 31, 2012. This amount consists primarily of stock service expense and fees and charges on inventory purchases.

Other (Income) Expenses

Other (income) expenses for the three months ended May 31, 2012 totaled $610, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended May 31, 2012 was $3,452.  Our net loss is attributed to general and administrative and interest expenses.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at May 31, 2012.

May 31, 2012
Total Assets	$23,844

Accumulated (Deficit)	$(41,647)

Stockholders’ Equity (Deficit)	$(23,647)

Working Capital (Deficit)	$(23,647)

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($41,647). Our cash and cash equivalent balances were $239 and $275 at May 31, 2012 and February 29, 2012, respectively. On May 31, 2012 we had negative working capital of $23,647 and total current liabilities were $47,491.

During the period of January 5, 2011 (date of inception) to May 31, 2012, we used $48,154 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of January 5, 2011 (date of inception) to May 31, 2012 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued with a value of $0.001 to our founder and CEO, Pauline Carson on February 28, 2011.

During the three months ended May 31, 2012, we received loans in the amount of $600, from BK Consulting and Associates, in exchange for unsecured promissory notes carrying 8% interest, due on demand.  Since our inception on January 5, 2011 through May 31, 2012 we received loans in the amount of $2,280 from BK Consulting and Associates.

Since our inception on January 5, 2011 through three months ended May 31, 2012 we received short term loans of $28,113 from our founder and CEO, Pauline Carson in exchange for an unsecured promissory note carrying 8% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of May 31, 2012, our cash balance was $239. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated revenue from liquid gels, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We will have additional capital requirements during the fiscal year ending February 28, 2013. We do not expect to be able to satisfy our cash requirements through our product sales, and therefore we will attempt to raise additional capital through the sale of our common stock and debt financing activities.

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
Date: July 23, 2012