Form 10-Q
period 2012-08-31
Victory LG Inc.
filed 2012-10-15
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of October 9, 2012.

VICTORY LG, INC.
FORM 10-Q
Quarterly Period Ended August 31, 2012

TABLE OF CONTENTS

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of August 31, 2012 (Unaudited) and February 29, 2012	4
	Condensed Statements of Operations for three and six months ended August 31, 2012 and 2011 and the period from January 5, 2011 (inception) to August 31, 2012 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 5, 2011 (inception) to February 29, 2012 and for the six months ended August 31, 2012 (Unaudited)	6
	Condensed Statements of Cash Flows for the six months ended August 31, 2012 and 2011 and the period from January 5, 2011 (inception) to August 31, 2012 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	August 31,	February 29,
	2012	2012
ASSETS
Current assets

Cash	$173	$275
Inventories Restricted	23,604	-
Deposit paid to supplier	-	11,653
Total Current Assets	23,777	11,928

Total Assets	23,777	11,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$10,669	$1,049
Accrued expenses	3,164	-
Accrued interest	265	145
Accrued interest, related party	2,300	1,136
Note payable	6,880	1,680
Note payable, related party	29,813	28,113
Total current liabilities	53,091	32,123

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2012 and February 29, 2012, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of August 31, 2012 and February 29, 2012, respectively	18,000	18,000
Deficit accumulated during the development stage	(47,314)	(38,195)
Total stockholders' equity (deficit)	(29,314)	(20,195)

Total liabilities and stockholders' equity (deficit)	$23,777	$11,928

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	January 5, 2011
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,674	1,050	4,516	3,992	9,798
Professional Fees	3,319	5,000	3,319	27,006	34,951

Total operating expenses	4,993	6,050	7,835	30,998	44,749

Net Operating Loss	(4,993)	(6,050)	(7,835)	(30,998)	(44,749)

Other income (expense):
Interest expense	(674)	(316)	(1,284)	(401)	(2,565)

Loss before provision for income taxes	(5,667)	(6,366)	(9,119)	(31,399)	(47,314)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(5,667)	$(6,366)	$(9,119)	$(31,399)	$(47,314)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (January 5, 2011) to August 31, 2012
(Unaudited)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	-	(690)	(690)

Balance, February 28, 2011	-	$-	18,000,000	$18,000	$-	$(690)	$17,310

Net loss for the twelve months ended February 29, 2012	-	-	-	-	-	(37,505)	(37,505)

Balance, February 29, 2012	-	-	18,000,000	18,000	-	(38,195)	(20,195)

Net loss for the six months ended August 31, 2012	-	-				(9,119)	(9,119)

Balance, August 31, 2012	-	-	18,000,000	18,000	-	(47,314)	(29,314)

See accompanying notes to these financial statements.

VICTORY LG, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six	January 5, 2011
	Months Ended	Months Ended	(inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,119)	$(31,399)	$(47,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses/Deposit paid to supplier	11,653	1,000	-
Inventories Restricted	(23,604)	-	(23,604)
Accounts Payable	9,620	649	10,669
Accrued Expenses	3,164	3,750	3,164
Accrued interest	120	95	265
Accrued Interest, related party	1,164	306	2,300

Net cash provided by (used in) operating activities	(7,002)	(25,599)	(54,520)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds note payable	5,200	-	6,880
Proceeds note payable, related party	1,700	12,875	29,813
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	6,900	12,875	54,693

Net Increase (Decrease) in cash and cash equivalents	(102)	(12,724)	173

Cash and cash equivalents at beginning of period	275	18,100	-

Cash and cash equivalents at end of period	$173	$5,376	$173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $-0- for the period from January 5, 2011 (inception) to August 31, 2012.

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

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from January 5, 2011 (inception) to August 31, 2012.

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

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $47,314 and working capital deficit of $29,314 as of August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

As of August 31, 2012, an investor maintains possession of the Company’s inventory in the amount of $23,604 and is shown in the financial statements as restricted.  The restricted inventory consists of the following:

August 31,
2012
Manufacturing – Soft Gels Tech	$12,960
Packaging – Premier Plastics	10,644
Total	23,604

As of February 29, 2012, the Company paid suppliers an aggregate of $11,653 toward the manufacturing and packaging of Victory LG 8-Hour Liquid Gel Caps.

During the six months ended August 31, 2012 the investor paid manufacturing and packaging suppliers an aggregate of $2,500 on behalf of the Company.

As of August 31, 2012, outstanding balance due to manufacturing and packaging suppliers are as following:

August 31,
2012
Manufacturing – Soft Gels Tech	$4,845
Packaging – Premier Plastics	4,606
Total	$9,451

As of August 31, 2012, finance charge and collection fee due were accrued in the amount of $3,164.

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

During the six months ended August 31, 2012, the Company received unsecured loans in the amount of $1,700, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to the related party debt of $2,300 as of August 31, 2012.

Victory LG, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Notes Payable

During the year ended February 28, 2011, the Company received loans in the amount of $1,680, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

During the six months ended August 31, 2012, the Company received loans in the amount of $5,200, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

The Company has accrued interested related to these notes of $265 as of August 31, 2012.

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

Note 7 – Subsequent Events

During the month of September 2012, the Company received loans in the amount of $200, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

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

Results of Operations for the three months ended August 31, 2012

Sales

During the three months ended August 31, 2012 we generated no revenues.  Since January 5, 2011 (inception) to August 31, 2012 we have generated no revenues as the Company has not yet commenced operations.

General and Administrative Expenses

Total General and Administrative expenses were $1,674 for the three months ended August 31, 2012. This amount consists primarily of stock service expense and fees and charges on inventory purchases.

Other Income (Expenses)

Other (income) expenses for the three months ended August 31, 2012 totaled ($674), consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended August 31, 2012 was $5,667.  Our net loss is attributed to general and administrative, professional fees and interest expenses.

Results of Operations for the six months ended August 31, 2012

Sales

During the six months ended August 31, 2012 we generated no revenues.  Since January 5, 2011 (inception) to August 31, 2012 we have generated no revenues as the Company has not yet commenced operations.

General and Administrative Expenses

Total General and Administrative expenses were $4,516 for the six months ended August 31, 2012. This amount consists primarily of stock service expense and fees and charges on inventory purchases.

Other Income (Expenses)

Other income expenses for the six months ended August 31, 2012 totaled ($1,284), consisting of interest expense accrued on notes payable.

Net loss

The net loss for the six months ended August 31, 2012 was $9,119.  Our net loss is attributed to general and administrative and interest expenses.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at August 31, 2012.

August 31, 2012
Total Assets	$23,777

Accumulated (Deficit)	$(47,314)

Stockholders’ Equity (Deficit)	$(29,314)

Working Capital (Deficit)	$(29,314)

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($47,314). Our cash and cash equivalent balances were $173 and $275 at August 31, 2012 and February 29, 2012, respectively. On August 31, 2012 we had negative working capital of $29,314 and total current liabilities were $53,091.

During the period of January 5, 2011 (date of inception) to August 31, 2012, we used $54,520 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of January 5, 2011 (date of inception) to August 31, 2012 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued with a value of $0.001 to our founder and CEO, Pauline Carson on February 28, 2011.

During the six months ended August 31, 2012, we received loans in the amount of $5,200, from BK Consulting and Associates, in exchange for unsecured promissory notes carrying 8% interest, due on demand.  Since our inception on January 5, 2011 through August 31, 2012 we received loans in the amount of $6,880 from BK Consulting and Associates.

During the six months ended August 31, 2012, we received loans in the amount of $1,700, from our founder and CEO, Pauline Carson, in exchange for unsecured promissory notes carrying 8% interest, due on demand.  Since our inception on January 5, 2011 through six months ended August 31, 2012 we received loans in the amount of $29,813 from our founder and CEO, Pauline Carson.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of August 31, 2012, our cash balance was $173. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated revenue from liquid gels, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Pauline Carson, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Ms. Carson concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	All of our financial reporting is carried out by our financial consultant;

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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
Date: October 15, 2012