Form 10-Q
period 2012-11-30
Soul & Vibe Interactive, Inc
filed 2012-12-11
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-173056

Soul & Vibe Interactive, Inc
(Exact name of registrant as specified in its charter)

Nevada	38-3829642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6544 Kathrine Ann Court,  Salt Lake City, Utah 84118
(Address of principal executive offices) (Zip Code)

 (877) 262-5154
(Registrant’s telephone number, including area code)

VICTORY LG, INC.
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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,000,000 (post-split) shares of $0.001 par value common stock outstanding as of December 11, 2012.

Soul & Vibe Interactive, Inc.
FORM 10-Q
Quarterly Period Ended August 31, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of November 30, 2012 (Unaudited) and February 29, 2012	4
	Condensed Statements of Operations for three and nine months ended November 30, 2012 and 2011 and the period from January 5, 2011 (inception) to November 30, 2012 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 5, 2011 (inception) to February 29, 2012 and for the nine months ended November 30, 2012 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended November 30, 2012 and 2011 and the period from January 5, 2011 (inception) to November 30, 2012 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

EXPLANATORY NOTE

Unless otherwise noted, references in this quarterly report to "Soul & Vibe Interactive, Inc." the "Company," "we," "our" or "us" means Soul & Vibe Interactive, Inc.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Soul & Vibe Interactive, Inc.
(Formerly VICTORY LG, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	November 30,	February 29,
	2012	2012
ASSETS
Current assets

Cash	$137	$275
Inventories Restricted	23,604	-
Deposit paid to supplier	-	11,653
Total Current Assets	23,741	11,928

Total Assets	23,741	11,928

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$10,841	$1,049
Accrued expenses	3,920	-
Accrued interest	453	145
Accrued interest, related party	2,895	1,136
Note payable	11,874	1,680
Note payable, related party	29,813	28,113
Total current liabilities	59,796	32,123

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2012 and February 29, 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 72,000,000 (post-split) shares issued and outstanding as of November 30, 2012 and February 29, 2012, respectively	72,000	72,000
Additional paid in capital	(54,000)	(54,000)
Deficit accumulated during the development stage	(54,055)	(38,195)
Total stockholders' equity (deficit)	(36,055)	(20,195)

Total liabilities and stockholders' equity (deficit)	$23,741	$11,928

See accompanying notes to these financial statements.

Soul & Vibe Interactive, Inc.
(Formerly VICTORY LG, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	January 5, 2011
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	3,127	114	7,643	4,106	12,925
Professional Fees	2,831	1,676	6,150	28,682	37,782

Total operating expenses	5,958	1,790	13,793	32,788	50,707

Net Operating Loss	(5,958)	(1,790)	(13,793)	(32,788)	(50,707)

Other income (expense):
Interest expense	(783)	(353)	(2,067)	(754)	(3,348)

Loss before provision for income taxes	(6,741)	(2,143)	(15,860)	(33,542)	(54,055)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(6,741)	$(2,143)	$(15,860)	$(33,542)	$(54,055)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	72,000,000	72,000,000	72,000,000	72,000,000

Weighted average shares outstanding - diluted	72,000,000	72,000,000	72,000,000	72,000,000

See accompanying notes to these financial statements.

Soul & Vibe Interactive, Inc.
(Formerly VICTORY LG, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (January 5, 2011) to November 30, 2012
(Unaudited)

						(Deficit)
						Accumulated
			Common Stock		Additional	During	Total
	Preferred Stock		(Post-Split)		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	72,000,000	$72,000	$(54,000)	$-	$18,000

Net loss from January 5, 2011 (inception) to February 28, 2011	-	-	-	-	$-	(690)	(690)

Balance, February 28, 2011	-	$-	72,000,000	$72,000	$(54,000)	$(690)	$17,310

Net loss for the twelve months ended February 29, 2012	-	-	-	-	-	(37,505)	(37,505)

Balance, February 29, 2012	-	-	72,000,000	72,000	(54,000)	(38,195)	(20,195)

Net loss for the nine months ended November 30, 2012	-	-				(15,860)	(15,860)

Balance, November 30, 2012	-	-	72,000,000	72,000	(54,000)	(54,055)	(36,055)

See accompanying notes to these financial statements.

Soul & Vibe Interactive, Inc.
(Formerly VICTORY LG, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	January 5, 2011
	Months Ended	Months Ended	(inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,860)	$(33,542)	$(54,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses	11,653	1,000	-
Deposit paid to supplier	-	(6,615)	-
Inventories Restricted	(23,604)	-	(23,604)
Accounts Payable	9,792	649	10,841
Accrued Expenses	3,920	-	3,920
Accrued interest	308	128	453
Accrued Interest, related party	1,759	626	2,895

Net cash provided by (used in) operating activities	(12,032)	(37,754)	(59,550)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds note payable	10,194	-	11,874
Proceeds note payable, related party	1,700	19,875	29,813
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	11,894	19,875	59,687

Net Increase (Decrease) in cash and cash equivalents	(138)	(17,879)	137

Cash and cash equivalents at beginning of period	275	18,100	-

Cash and cash equivalents at end of period	$137	$221	$137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to these financial statements.

Soul & Vibe Interactive, Inc.
(Formerly Victory LG, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Soul & Vibe Interactive, Inc. (“the Company”) was incorporated in the state of Nevada on January 5, 2011 (“Inception”) as Victory LG, Inc. The Company was formed to market a Liquid-Gel capsule (named Victory LG 8-hour Energy Liquid-Gels). The Company will initially market Victory LG 8-hour Energy Liquid-Gels locally, to convenience stores in the Salt Lake City, Utah area.

On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul & Vibe Interactive, Inc. The change of the Company’s name to Soul & Vibe Interactive, Inc. was intended to align the Company’s name with management’s marketing plan which is broader than the dietary supplement sector.

Also on September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the authorized common shares of the Company’s common stock from 90,000,000 authorized shares of common stock to 300,000,000 authorized shares of common stock.  On the same date, the Company also effected a four for one forward stock split on all issued and outstanding common shares.  The effect of the forward stock split increased the issued and outstanding common shares from 18,000,000 shares to 72,000,000 shares.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock split.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash and cash equivalents of $137 and $275 as of November 30, 2012 and February 29,2012.

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

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $0 for the period from January 5, 2011 (inception) to November 30, 2012.

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

Soul & Vibe Interactive, Inc.
(Formerly Victory LG, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from January 5, 2011 (inception) to November 30, 2012.

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

Recently Issued Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

 In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Soul & Vibe Interactive, Inc.
(Formerly Victory LG, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $54,055 and working capital deficit of $36,055 as of November 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

As of November 30, 2012, an investor maintains possession of the Company’s inventory in the amount of $23,604 and is shown in the financial statements as restricted.  The restricted inventory consists of the following:

November 30,
2012
Manufacturing – Soft Gels Tech	$12,960
Packaging – Premier Plastics	10,644
Total	23,604

As of February 29, 2012, the Company paid suppliers an aggregate of $11,653 toward the manufacturing and packaging of Victory LG 8-Hour Liquid Gel Caps.

During the nine months ended November 30, 2012 an investor paid manufacturing and packaging suppliers an aggregate of $2,500 on behalf of the Company.

As of November 30, 2012, outstanding balance due to manufacturing and packaging suppliers are as following:

November 30,
2012
Manufacturing – Soft Gels Tech	$4,845
Packaging – Premier Plastics	4,606
Total	$9,451

As of November 30, 2012, finance charge and collection fee due were accrued in the amount of $3,920.

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

During the nine months ended November 30, 2012, the Company received unsecured loans in the amount of $1,700, bearing interest at 8% and due on demand from the Company’s founder and CEO.

The Company has accrued interest related to its related party debt of $2,895 and $1,136 as of November 30, 2012 and February 29, 2012.

Soul & Vibe Interactive, Inc.
(Formerly Victory LG, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Notes Payable

During the year ended February 28, 2011, the Company received loans in the amount of $1,680, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

During the nine months ended November 30, 2012, the Company received loans in the amount of $10,194, from BK Consulting & Associates, P.C.  The notes bearing interest at 8% per annum and are due on demand.

The Company has accrued interested related to these notes in the amounts of $453 and $145 as of November 30, 2012 and February 29, 2012.

Note 6 – Stockholder’s Equity

On January 5, 2011, the founder of the Company established 90,000,000 authorized shares of common stock. Additionally, the Company’s founder established 10,000,000 authorized shares of preferred stock.

On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the authorized common shares of the Company’s common stock from 90,000,000 authorized shares of common stock to 300,000,000 authorized shares of common stock.  On the same date, the Company also effected a four for one forward stock split on all issued and outstanding common shares.  The effect of the forward stock split increased the issued and outstanding common shares from 18,000,000 shares to 72,000,000 shares.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock as of November 30, 2012 and February 29, 2012.  The Company has no shares of preferred stock issued or outstanding as of November 30, 2012 and February 29, 2012.

Common stock
On February 28, 2011 the Company issued 72,000,000 (post-split) founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 from the Company’s founder and CEO.

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock as of November 30, 2012 and February 29, 2012.  The Company has 72,000,000 (post-split) shares of common stock issued and outstanding as of November 30, 2012 and February 29, 2012.

Note 7 – Subsequent Events

As of the date of this report there are no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We were incorporated in the State of Nevada on January 5, 2011.

On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul & Vibe Interactive, Inc. (formerly Victory LG, Inc.). The change of the Company’s name to Soul & Vibe Interactive, Inc. was intended to align the Company’s name with management’s marketing plan which is broader than the dietary supplement sector.

Soul & Vibe Interactive, Inc. is presently marketing for sale one Liquid-Gel capsule (named Victory LG 8-hour Energy Liquid Gels).

Soul & Vibe Interactive, Inc. has not commenced its major operations of having its one product a liquid-gel capsule named Victory LG 8-hour energy Liquid-Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone. Soul & Vibe Interactive, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result we are a startup company. This means we have no operating history or revenue, and are at a competitive disadvantage.

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

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Soul & Vibe Interactive, Inc. is a development stage company and in the absent of revenues and operations the Independent Audit Report dated February 29, 2012 cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

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

Results of Operations for the three months ended November 30, 2012

Sales

During the three months ended November 30, 2012 we generated no revenues.  Since January 5, 2011 (inception) to November 30, 2012 we have generated no revenues as the Company has not yet commenced operations.

General and Administrative Expenses

Total General and Administrative expenses were $3,127 for the three months ended November 30, 2012. This amount consists primarily of stock service expense and fees and charges on inventory purchases.

Other Income (Expenses)

Other income (expenses) for the three months ended November 30, 2012 totaled ($783), consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended November 30, 2012 was $6,741.  Our net loss is attributed to general and administrative, professional fees and interest expenses.

Results of Operations for the nine months ended November 30, 2012

Sales

During the nine months ended November 30, 2012 we generated no revenues.  Since January 5, 2011 (inception) to November 30, 2012 we have generated no revenues as the Company has not yet commenced operations.

General and Administrative Expenses

Total General and Administrative expenses were $7,643 for the nine months ended November 30, 2012. This amount consists primarily of stock service expense and fees and charges on inventory purchases.

Other Income (Expenses)

Other income (expenses) for the nine months ended November 30, 2012 totaled ($2,067), consisting of interest expense accrued on notes payable.

Net loss

The net loss for the nine months ended November 30, 2012 was $15,860.  Our net loss is attributed to general and administrative and interest expenses.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at November 30, 2012.

August 31, 2012
Total Assets	$23,741

Accumulated (Deficit)	$(54,055)

Stockholders’ Equity (Deficit)	$(36,055)

Working Capital (Deficit)	$(36,055)

Since our inception on January 5, 2011, we have incurred an accumulated deficit of $54,055. Our cash and cash equivalent balances were $137 and $275 at November 30, 2012 and February 29, 2012, respectively. As of November 30, 2012 we had a working capital deficit of $36,055 and total current liabilities were $59,796.

During the period of January 5, 2011 (date of inception) to November 30, 2012, we used $59,550 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of January 5, 2011 (date of inception) to November 30, 2012 was $18,000 as a result of the sale of 72,000,000 (post-split) shares of common stock, issued with a value of $0.001 to our founder and CEO, Pauline Carson on February 28, 2011.

During the nine months ended November 30, 2012, we received loans in the amount of $10,194, from BK Consulting and Associates, in exchange for unsecured promissory notes carrying 8% interest, due on demand.  Since our inception on January 5, 2011 through November 30, 2012 we received loans in the amount of $11,874 from BK Consulting and Associates.

During the nine months ended November 30, 2012, we received loans in the amount of $1,700, from our founder and CEO, Pauline Carson, in exchange for unsecured promissory notes carrying 8% interest, due on demand.  Since our inception on January 5, 2011 through November 30, 2012 we received loans in the amount of $29,813 from our founder and CEO, Pauline Carson.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of November 30, 2012, our cash balance was $137. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated revenue from liquid gels, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

 In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Item 4. Mine Safety Disclosures.

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

Soul & Vibe Interactive, Inc.
(formerly Victory LG, Inc.)

By:

/s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer, Chief Financial Officer
Director
(Principal Executive Officer, Chief Financial Officer,
and Principal Accounting Officer)
Date: December 11, 2012