Form 10-Q/A
period 2012-11-30
Soul & Vibe Interactive Inc.
filed 2013-01-14
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-173056

Soul and Vibe Interactive Inc.
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

REASON FOR AMENDMENT

The purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended November 30, 2012 is to correct the Registrant’s name. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

Soul and Vibe Interactive Inc.
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

EXPLANATORY NOTE

Unless otherwise noted, references in this quarterly report to " Soul and Vibe Interactive Inc ." the "Company," "we," "our" or "us" means Soul and Vibe Interactive Inc.

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

Soul and Vibe Interactive Inc.
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

Soul and Vibe Interactive Inc.
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

Soul and Vibe Interactive Inc.
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

Soul and Vibe Interactive Inc.
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

Soul and Vibe Interactive Inc.
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

On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul and Vibe Interactive, Inc. The change of the Company’s name to Soul and Vibe Interactive, Inc. was intended to align the Company’s name with management’s marketing plan which is broader than the dietary supplement sector.

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

Soul and Vibe Interactive Inc.
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

Soul and Vibe Interactive Inc.
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

Soul and Vibe Interactive Inc.
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

On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul and Vibe Interactive Inc . (formerly Victory LG, Inc.). The change of the Company’s name to Soul and Vibe Interactive Inc . was intended to align the Company’s name with management’s marketing plan which is broader than the dietary supplement sector.

Soul and Vibe Interactive Inc. is presently marketing for sale one Liquid-Gel capsule (named Victory LG 8-hour Energy Liquid Gels).

Soul and Vibe Interactive Inc. has not commenced its major operations of having its one product a liquid-gel capsule named Victory LG 8-hour energy Liquid-Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone. Soul and Vibe Interactive Inc . is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result we are a startup company. This means we have no operating history or revenue, and are at a competitive disadvantage.

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

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Soul and Vibe Interactive Inc . is a development stage company and in the absent of revenues and operations the Independent Audit Report dated February 29, 2012 cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

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

Soul and Vibe Interactive Inc.
(formerly Victory LG, Inc.)

By:

/s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer, Chief Financial Officer
Director
(Principal Executive Officer, Chief Financial Officer,
and Principal Accounting Officer)
Date: January 11, 2013