Form 10-KT
period 2012-12-31
Soul & Vibe Interactive Inc.
filed 2013-04-15
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 333-173056

SOUL & VIBE INTERACTIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	38-3829642
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1660 South Hwy 100, Suite 500, St. Louis Park MN 55416

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (763) 400-8040

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on October 17, 2012, the first day the shares were publicly traded, based upon the $1.25 per share closing price of such stock on that date, was $10,000,000.

There were 109,000,000 shares of common stock outstanding as of April 10, 2013.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K, all references to “we”, “our” and “us” for periods prior to the closing of the Exchange refer to Soul as a privately owned company, and for periods subsequent to the closing of the Exchange, refer to the Company and its subsidiaries (including Soul).

Background

Exchange Agreement. On February 5, 2013, Soul and Vibe Interactive Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul”) and the sole shareholder of Soul (the “Shareholder”). Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the Shareholder exchanged an aggregate of 18,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding (the “Soul Shares”) for an aggregate of 37,000,000 shares of the Company’s common stock (the “Common Stock”). The Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange. The closing of the Exchange took place on February 6, 2013. There were no rights to acquire any equity interests of Soul prior to the closing of the Exchange. Subsequent to the consummation of the Exchange, the Company had 109,000,000 shares of Common Stock issued and outstanding.

Changes Resulting from the Exchange. We intend to carry on Soul’s business as our primary line of business. Soul is headquartered in Minneapolis, MN, and is focused on developing, publishing, and digitally distributing interactive entertainment for video game consoles, personal computers, and mobile devices. As of March 8, 2013, we discontinued entirely the business of Victory LG, Inc.

Changes to the Board of Directors and Executive Officers. Upon the closing of the Exchange, Pauline Carson resigned from her positions as Chief Executive Officer, President and a member of its Board of Directors of the Company, but was appointed as a Vice President of the Company. Simultaneously with the effectiveness of the Exchange, Peter Anthony Chiodo, who has served as a member of the Board of Directors of the Company and as its Vice President, was appointed as the Company’s Chief Executive Officer, President, Treasurer and Secretary.

Overview

Through our wholly owned subsidiary, Soul, we intend to carry on its business. Soul is a video and computer games company. We develop, publish, and digitally distribute interactive entertainment for video game consoles, mobile devices, and personal computers. We have generated no revenue since our inception and our operations to date have been financed by Mr. Chiodo, our sole officer.

The Company will focus its operational strategy on the development of product for a variety of hardware platforms: video game consoles (for example: Xbox 360 and PlayStation 3), mobile (for example: Apple iOS and Android devices, and Windows Phones), and personal computers (for example: PC and Mac). Our products will also be released on portable video game consoles (for example: PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Products will be designed for specific hardware platforms; not all products will be released on all hardware platforms.

Most of the Company’s products will be digitally distributed (via download) through a “First Party” distribution store (for example: Microsoft’s Marketplace or Apple’s App Store). Some of the Company’s products may bear licensed-brands through which there is great potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

Our games

Our five games consist of “The Wheaties Challenge,” “Bugaboo,” “Grimwhiskers,” a virtual-pet game that may bear a licensed-brand, and “The Dragon Wars.” Each product is in pre-production. Specifically:

The Wheaties Challenge. The Wheaties Challenge is an adrenaline-charged arcade sports compilation for console, mobile, and PC/Mac. The game promotes family health and wellness, is sponsored by General Mills, and features Wheaties as its signature brand.

The Wheaties Challenge has a conceptual treatment that was presented to Microsoft in July of 2012 and to Sony in September of 2012 as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Bugaboo” in the late spring of 2014. Based on this estimated schedule, the “Alpha” and the “Beta” of the “Bugaboo” game would be in the late fall of 2013/early winter of 2014, respectively. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule. Working under the assumption that the game would be launched in the late spring of 2014, the pre-launch marketing window is estimated to begin in the late fall of 2013/early winter of 2014, the launch marketing window is estimated to begin in the late spring/early summer of 2014, and the post launch marketing window is estimated to begin in the late summer/early fall 2014.

Bugaboo. Bugaboo is an action-puzzle game for consoles, mobile devices, and personal computers. The core play mechanic is Shadow Weaving: Shape and/or sneak through pockets of darkness, pilfer the property of others through a combination of movement, gadgets, and stealth, and escape the scene of the crime under the pressure of time.

Bugaboo has a conceptual treatment that was presented to Microsoft in July of 2012 and to Sony in September of 2012 as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Bugaboo” in the fall of 2014. Based on this estimated schedule, the “Alpha” and the “Beta” of the “Bugaboo” game would be in the late spring and early summer of 2014, respectively. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule. Working under the assumption that the game would be launched in the fall of 2014, the pre-launch marketing window is estimated to begin in the summer of 2014, the launch marketing window is estimated to begin in the fall of 2014, and the post launch marketing window is estimated to begin in the late fall 2014/early winter 2015.

Grimwhiskers. A band of ne’er-do-well pirates is on a quest to recover their most prized possession, their ship, from a diabolical and seemingly smarter enemy in Grimwhiskers (which is a working title) a side scrolling, action game for consoles, mobile devices, and personal computers.

Grimwhiskers has a conceptual treatment that was presented to Microsoft in July of 2012 and to Sony in September 2012 as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Grimwhiskers” in the spring of 2015. Based on this estimated schedule, the “Alpha” and the “Beta” of the “Grimwhiskers” game would be in the late fall of 2014 and early winter of 2015, respectively. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule. Working under the assumption that the game would be launched in the spring of 2015, the pre-launch marketing window is estimated to begin in the winter of 2015, the launch marketing window is estimated to begin in the spring of 2015, and the post launch marketing window is estimated to begin in the summer of 2015.

Virtual-Pet Game. A virtual-pet game starring man’s best friend. It appeals to dog fans of all ages, both casual and enthusiastic. The company is pursuing a licensed brand for this title.

The Virtual-Pet Game has a conceptual treatment that was presented to Microsoft in July of 2012 and to Sony in September of 2012 as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch the Virtual-Pet Game in the late fall of 2014. Based on this estimated schedule, the “Alpha” and the “Beta” of the Virtual-Pet Game would be in the late summer and early fall of 2014, respectively. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule. Working under the assumption that the game would be launched in the late fall of 2014, the pre-launch marketing window is estimated to begin in the late summer/early fall of 2014, the launch marketing window is estimated to begin in the late fall of 2014/early winter 2015, and the post launch marketing window is estimated to begin in the spring of 2015.

The Dragon Wars. A band of heroic warriors and a mob of monstrous villains battle it out in the skies and on the ground for the ultimate control of a fantastical world in “The Dragon Wars” (which is also a working title), a character-driven battle game for consoles, mobile devices, and personal computers. Stylistically, it combines over-the-top characters reminiscent of the classic 1980s toy lines with The Lord of the Rings-esque dynamic ground battles.

The Dragon Wars has a conceptual treatment that was presented to Microsoft in July of 2012 and to Sony in September of 2012 as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “The Dragon Wars” in the late summer or early fall of 2015. Based on this estimated schedule, the “Alpha” and the “Beta” of the “Grimwhiskers” game would be in the spring and early summer of 2015, respectively. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule. Working under the assumption that the game would be launched in the late summer or early fall of 2015, the pre-launch marketing window is estimated to begin in the late spring/early summer of 2015, the launch marketing window is estimated to begin in the late summer/early fall of 2015, and the post launch marketing window is estimated to begin in the late fall of 2015.

Publishing

Our business is primarily focused on developing, publishing and marketing interactive entertainment software for multiple platform categories: Console, mobile, and personal computer. In regards to console publishing, we have entered into publishing agreements with hardware platform manufacturers such as Microsoft Corporation and Sony (through Sony Computer Entertainment of America, LLC). Our publishing agreements with these entities are for non-exclusive licenses, both for the rights to publish and to develop titles for their hardware platforms. These agreements form a foundation for our business. We must maintain a license to develop and publish titles for each console platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses are with Microsoft (for the Xbox 360, Windows 8, Windows Live, and Windows Phone) and with Sony (for the PlayStation 3 and PlayStation Vita). Our publishing licenses with Microsoft and Sony require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party hardware manufacturers.

Effective August 8, 2012, the Company became an approved developer and publisher of games and games-related content for the Microsoft hardware platforms that include: Xbox 360 (and the associated Xbox Live), Windows Live, Windows 8, and the Windows Phone.

Effective August 8, 2012, we entered into a publisher license agreement with Microsoft Corporation to develop and/or publish software products running on the Xbox 360 video game and entertainment system, Windows 8, Windows Live, and Windows Phone and license proprietary materials from Microsoft. The term of this agreement shall continue until December 31, 2014; however, unless one party gives the other notice of non-renewal within sixty (60) days of the end of the then current term, this agreement shall automatically renew for successive one (1) year terms. When we develop a concept for a game for the Xbox 360, we are required to submit to Microsoft a written and completed concept submission form that includes details of the proposed game. Microsoft then evaluates the proposed game and, if approved, we can, at our discretion, deliver to Microsoft a “Beta” version of the game for testing and evaluation. This “Beta” version includes all of the game’s features, along with disclosure about any hidden characters, cheats, “eater eggs,” bonus video and audio, and similar elements intended to be included in the final release version of the game. When the game title is complete, we deliver to Microsoft the proposed final release version that is ready for manufacture and commercial distribution. Microsoft playtests the proposed final release version of each game title, and Microsoft provides us written comments regarding the results. We are required to comply with any requests by Microsoft to improve a game based on the testing results. We are required to retain only authorized software replicators that are certified and approved by Microsoft for replication (manufacture) of games that run off of physical media on Xbox 360. For each finished product unit manufactured, we must pay Microsoft royalties in accordance with our publishing agreement. The royalty fee is, on average, $8.00 per unit, based on the initial wholesale price of the product. At present there is also a minimum order for physical retail product of 400,000 units for North America. Other regions have different minimum order requirements. Digitally distributed games and games-related content require a 30% royalty to Microsoft with the remaining 70% retained by the licensee.

In September 2012, the Company became an approved developer and publisher of games and games-related content for the Sony platforms that include: PlayStation3, PlayStation Vita, and the PlayStation Network.

On September 27, 2012, we entered into a licensed publisher agreement with Sony Computer Entertainment America LLC (“SCEA”). Under the agreement, SCEA granted us a non-exclusive license to publish, develop, have manufactured, market, distribute and sell software for Sony's PlayStation 3, in the United States and Canada. The term of the license agreement was until March 31, 2013, but automatically extends for additional one-year terms thereafter, unless either party provides the other with written notice of its election not to so extend on or before January 31 of the applicable year. When we develop a concept for a game for PlayStation 3 and/or the PlayStation Vita, we are required to submit to SCEA a written and completed concept submission form that includes details of the proposed game. SCEA then evaluates the proposed game and, if approved, we deliver to SCEA an “Alpha” version of the game which includes all of the game’s features, along with disclosure about any hidden characters, cheats, “eater eggs,” bonus video and audio, and similar elements included in the Alpha version and/or intended to be included in the final release version of the game. When the game title is complete, we deliver to SCEA the proposed final release version that is ready for manufacture and commercial distribution. SCEA playtests both the Alpha version and the proposed final release version of each game title, and SCEA provides us written comments regarding the results. We are required to comply with any requests by SCEA to improve a game based on the testing results. We are required to retain only authorized software replicators that are certified and approved by SCEA for replication (manufacture) of games that run off of physical media on PlayStation 3 and PlayStation Vita. For each finished product unit manufactured, we must pay SCEA royalties in accordance with our publishing agreement. The royalty fee is, on average, $8.00 per unit, based on the initial wholesale price of the product. Digitally distributed games and games-related content require a 30% royalty to Sony with the remaining 70% retained by the licensee.

Licensing

Effective September 2011, Soul entered into a license agreement with General Mills, which expires on December 31, 2015, subject to extension. Under the terms of the agreement, the Company is able to develop and publish sports-themed “Wheaties” branded video and computer games as well as games-related content based on General Mills breakfast cereal and food-product mascot intellectual properties (“IP”). A minimum guarantee of USD $30,000 is due to General Mills in installments of $10,000 each December 31, beginning in 2013 and ending in 2015. This minimum guarantee will be offset against the royalties earned by General Mills from the sale of the Company's “Wheaties” branded, and General Mills IP associated, games and games-related content.

Market and Industry

Historically, gaming has meant playing retail purchased physical media (such as DVD/Blu-Ray, Cartridge, SD Card, or UMD) on personal computers and television based and portable video game consoles. The markets and games for the various platforms have often times been as unique as the hardware on which the games were played. But now, the markets, media and distribution channels for games are changing.

Starting with the release of “next-generation” video game consoles (2005), users were given the opportunity to not only interact with players all over the world via the internet, they were empowered to access music, movie, television program, and game content “on demand” from the comfort of their own homes. Personal computer and video game console users also began to experience a convergence of game types. Game genres that historically were played on a dedicated platform began to become platform agnostic, widening the market.

Thanks to the rapid proliferation of “smart-phones” in recent years, mobile devices that once were used only for communication now play host to myriad features. Surf the Internet, communicate via email, text, chat via audio or video, and access, “on demand,” diverse entertainment content choices (including games) while on the go. “Smart phones” are rapidly encroaching on the portable video game market that was established by Nintendo’s Game Boy in 1989. This is significantly expanding the number of hardware platforms on which games are played as well as the consumer base who plays them.

Currently, ideas about how game console and mobile products might be able to “talk to one another” in the future are starting to take shape. The execution of these ideas will expand play experiences and create new marketing vehicles and revenue generating mechanisms for games.

General Market Analysis

The video and computer games industry is very mature when it comes to distributing and marketing content at retail since it is more than 30 years old. However, it is in its infancy when it comes to digitally distributing and marketing the same content.

Snapshot: Video Game Consoles: In 2005, Microsoft launched the Xbox 360 video game console. Leading up to its release, Microsoft claimed that the gaming device would be “online, all the time” thanks to the annual subscription based service, Xbox Live. Eight years into its life cycle, the console now plays host to an installed base of over 70 million users who readily purchase both retail and digitally distributed game content. Users can purchase DVD based titles at retail for prices ranging (on average) from $39.99 to $59.99. At the end of a title’s retail shelf life it can be digitally distributed via Xbox Live at prices that do not undercut its current retail pricing. Smaller scope offerings can be downloaded directly to a user’s console for $4.99, $10.99, $14.99, or $19.99. Users can purchase “experience expanding” content packages for retail and digitally distributed games via download as well.

Sony (with the PlayStation 3) and Nintendo (with the television-based Wii and Wii U and the portable video game consoles such as DS and 3DS) have subsequently followed suit (2006) with similar content release strategies.

There is a variety of “publishing” players in the contemporary video game console market:

• Large software publishers are the darlings of retail. Their “AAA” products drive traffic to brick and mortar store locations and boost shelf-space return on investment thanks to healthy marketing and promotional budgets. The number and diversity of titles produced give retail buyers the opportunity to swap out older/under-performing titles with new, fresh offerings, reducing the risk of carrying large physical inventories. However, large publishers are gradually devoting more resources to the digital distribution of content. The significant reduction in COGS preserves cash flow, cash that can be applied toward the acquisition of small publishers who specialize in digital distribution and direct marketing of content to consumers.

• Middle-sized companies are trapped in a legacy “retail” business model and are scrambling to adjust their business models to be more nimble (i.e. embrace digital distribution). Many are financing products with money obtained from physical distributors, and they lack the ability to expand to new markets, such as digitally distributed content, as their money is tied-up elsewhere. As distributors and retailers hold onto cash, the middle-sized companies are often squeezed. They are the last to be paid by the firms upon whom they are dependent, reducing their liquidity, eroding their competitive advantage, and undercutting their ability to green-light new products. Less attractive to retail, shelf space is shrinking for them. They offer a smaller product portfolio and lack the marketing and promotional punch of large companies. “Let’s put it out and see what it does” marketing and PR strategies are executed by default. Nearly always, these strategies do not work.

• New, small companies, such as the Company, are being founded with business models that fully embrace digital distribution, eliminating high-cost cost of goods sold, bypassing retail and traditional distribution channel challenges, and directing sales, marketing, and promotional efforts directly to the consumer. The business models of these companies allow for revenue and shareholder value to be maximized while simultaneously providing consumers with reduced prices for goods and services.

Snapshot: Mobile Devices: In 2007, modeled after iTunes, Apple’s App Store introduced a whole new way of getting mobile content into the hands of consumers, “Apps.” Both casual and core gamers have been targeted by a wide variety of companies.

Some mobile games are better than others. Few releases feature the hallmark graphical and gameplay polish of traditional portable video game console titles. Consumer awareness, in the Company’s opinion, is slight for the vast majority of releases. Marketing and PR strategies akin to “let’s put it out and see what it does” are rampant. The App Store is saturated. Everybody has an internal information filter; that filter is becoming more and more refined on a daily basis. As a result, the challenge for companies such as ours becomes how to break through the clutter and noise, or how to convince consumers that your product is something they need, not just want.

As the proliferation of mobile devices continues to grow, the sophistication of the mobile devices themselves, and their users, will exponentially grow.

Marketing Strategy

Our marketing strategy focuses on direct interaction with the consumer through social media outlets, direct-to-consumer advertisements on social networks, hardware platform specific cross-promotional partnerships, and a robust user community built around our products through www.soulandvibe.com. Leveraging industry relationships that have been established by the Company’s Chief Executive Officer over the last 22 years we, on a product-by-product basis, may elect to enter into partnerships with pre-existing video and computer game publishing companies to expand awareness for the Soul and Vibe “mark” and the Company’s intellectual properties both online and at retail.

The social media outlets and social networks the Company intends to use are as follows:

•	Facebook;
•	Twitter;
•	YouTube;
•	Pinterest; and
•	LinkedIn

This is not necessarily an all-inclusive list and is subject to change, including, but not limited to, the addition of other social media outlets and social networks that may or may not be in existence as of today's date.

The cross-promotional partnerships via social media outlets and social networks are not contemplated in the Company's publisher license agreements. Support is included in the software development kits provided by our license partners and other licensed publishers have previously, and are currently, exploiting cross-promotional partnerships within social media outlets and social networks.

Sales and Distribution

Most of the Company’s products will be digitally distributed (via download) through a “First Party” distribution store (for example: Microsoft’s Marketplace or Apple’s App Store). Some of our products may bear licensed-brands through which there is great potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other of our products will be based on internally generated, wholly owned intellectual properties. Some of our products (depending upon the license attached or the individual internally generated intellectual property) may or may not appeal to select regional territories of the world. The Company will also acquire “Pick Up” opportunities, games developed by external third party developers for either a flat fee or a fee and a back-end royalty. It is estimated that licensed-brand and Pick Up products may be good candidates for retail distribution.

Upon release, all our products and their associated marketing and publicity assets will be localized into E-F-I-G-S (English, French, Italian, German, and Spanish). As appropriate, through post release product updates, additional languages may be added, starting with Russian, Korean, Japanese and Chinese. The Company does not have an internal translation staff. Third party localization firms are expected to be contracted to manage translations.

Competition

Many companies worldwide are dedicated to developing and publishing products for the video and computer games market. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company’s games will be in competition with these companies, such as Zynga, Electronic Arts, Activision, Playdom, Ubisoft, Majesco, and others. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As interactive products (games) in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our games and technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Patents, Trademarks and Intellectual Property

Some of our products will be based on internally generated intellectual property, whereas others may involve licensing agreements between the Company and third parties that allow the Company to develop and sell products using that third party’s (usually well known) intellectual properties. Nonetheless, all unique intellectual property generated by the Company including all textual, aural and graphical designs for products (whether or not under a branded license) created by Company employees or its contractors working through work-for-hire agreements executed with the Company, will be owned by the Company. Currently, the Company owns and is developing the following games: “The Wheaties Challenge” (working title), “The Dragon Wars” (working title), “Grimwhiskers,” (working title), a virtual pet title that may feature a licensed brand, and “Bugaboo” (working title). These product names are working titles and may be changed at any time.

Our policy is to require each of our employees, contracted developers, consultants and advisors to execute a confidentiality agreement upon the commencement of employment, development-publishing, work-for-hire, or consulting relationship with us. These agreements provide that all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specific circumstances.

We may elect, depending upon circumstances, to file for additional copyright protection or patent protection for our products. However, we have not filed for any copyrights or patents in any jurisdiction. We currently do not have registered U.S. trademarks but plan to file for trademarks when selling our products. We regard trademarks as valuable assets and intend to vigorously defend them against infringement.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed.

Risks Related to Our Company

We have historically incurred significant losses and our financial situation creates doubt whether we will continue as a going concern.

For the year ended December 31, 2012, Soul incurred a net loss of $131,355 compared to a net loss of $81,837 for the year-ended December 31, 2011. As of December 31, 2012, Soul had a working capital deficiency of $58,679 and a shareholder’s deficit of $58,679. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Our independent auditors have expressed doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

In their report dated April 15, 2013, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

We have virtually no operating history and face many of the risks and difficulties frequently encountered by a development stage company.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. We have virtually no operating history for investors to evaluate the potential of our business development. We have not built our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in gaining market share as a new company:

•	Develop effective business plan;
•	Meet customer standards;
•	Attain customer loyalty; and
•	Develop and upgrade our service.

Our future will depend on our ability to bring our service to the market place, which requires careful planning of providing a product that meets customer standards without incurring unnecessary cost and expense.

The success of our business is highly dependent on being able to predict which new videogame platforms will be successful, and on the market acceptance and timely release of those platforms. If we do not accurately predict which new videogame platforms will be successful, our financial performance will be materially adversely affected.

We expect to derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as Microsoft (Xbox 360) and Sony (PlayStation 3). Therefore, the success of our products is driven in large part by the success of new videogame hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

Technology changes rapidly in our business, and if we fail to anticipate new technologies, the quality, timeliness and competitiveness of our products will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses and adversely affect our operations and financial condition.

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on of our historical performance.

Although our Chief Executive Officer has been engaged in the video game industry for a significant period of time, we did not begin operations of our current business focusing on the development and publishing of games and games-related content for console, mobile devices, and personal computers until recently. We have a very limited operating history in our current form, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

If our games fail to gain market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate.

Our ultimate success will depend on generating revenues from the sale of games and games-related content (which is inclusive of virtual apparel and costumes for Avatars, premium downloadable content and micro-transactions). As a result, if we do not generate enough users, we may be unable to generate sufficient revenues for our games and games-related content. We may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable or even continue to operate.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we may elect to increase the scope of our operations and acquire complimentary businesses. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

Our business is both seasonal and cyclical. If we fail to deliver our products at the right times, our sales will suffer.

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter. If we miss this key selling period, due to product delays or delayed introduction of a new hardware platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of four to eight years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be immediately offset by increased sales of products for the new platform as the installed base of the new platform needs adequate time to grow. If we fail to deliver our products at the right times, our sales will suffer.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to,

•	the availability of consumer returns in the marketplace (for products distributed at retail);
•	the volume of physical product trade-ins provided by consumers to our retail partners; and
•	consumer spending patterns with our retail partners and through online distribution systems

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Peter Anthony Chiodo, our sole director and Chief Executive Officer and certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of Mr. Chiodo and certain key employees. Although we may enter into employment agreements with Mr. Chiodo or these key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. We do not at the moment have a chief financial officer, a chief accounting officer, or any employee with a financial or accounting background, though we are actively conducting a search for such an individual. At present, we would be unable to conclude that we maintain an effective system of internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the Commission, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

Risks Related to Our Business and Industry

We operate in a highly competitive industry and compete against many large companies that could harm our business.

Many companies worldwide are dedicated to developing and publishing products for the video and computer games market. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company’s games will be in competition with these companies, such as Zynga, Electronic Arts, Activision, Playdom, Ubisoft, Majesco, and others. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As interactive products (games) in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our games and technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Unexpected network interruptions, security breaches or computer virus attacks could harm our business.

The Company may be required to develop and maintain a substantial computer network infrastructure in order to protect our games, intellectual properties, and proprietary technologies. Any failure to maintain satisfactory performance, reliability, security and availability of such network infrastructure, whether maintained by us or by third parties, may cause significant harm to our ability to attract and maintain customers and/or users for our services. Major risks relating to any such future network infrastructure include:

•	Any breakdowns or system failures, including from fire, flood, earthquake, typhoon or other natural disasters, power loss or telecommunications failure, resulting in a sustained shutdown of all or a material portion of our servers; and

•	Any security breach caused by hacking, loss or corruption of data or malfunctions of software, hardware or other computer equipment, and the inadvertent transmission of computer viruses.

Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, have a material adverse effect on our financial condition and results of operations and result in the loss of an investor’s entire investment.

We rely upon third parties to provide web hosting, networking and distribution for our games, and disruption in these services could harm our business.

We will utilize third party networking providers and distribution partnerships through companies including, but not limited to, Sony Computer Entertainment, Apple, and Microsoft, to network and distribute our games and other proprietary technologies. In addition, we utilize a third party web hosting service for our company website. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

Our lack of patent and/or copyright or trademark protection and any unauthorized use of the games by third parties may harm our business.

We have not filed, as of the date hereof, for patent and/or copyright protection for our games, planned proprietary technologies and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our key technology support personnel, customers, business partners and others to protect our intellectual property rights. Once any of our games or products is developed and ready to be marketed, we intend to file for trademark protection of that game’s or product’s name or other distinguishing mark, but we have yet not done so. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent, trademark and/or copyright protection. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent, trademark and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patents, trademarks or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources to defend such claims and/or lawsuits against us and could harm our business.

We cannot be certain that our games and proprietary technologies will not infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our ability to obtain favorable terms from our suppliers may impact our financial results.

Our financial results depend significantly upon the business terms we can obtain from our suppliers, primarily competitive prices and consistent availability. Because substantially all of our purchases are already cash in advance we do not have risk associated with loss of favorable payment terms.

If the products that we offer do not reflect our customers’ tastes and preferences, we may never be able to develop revenues or profits.

Our success depends in part on our ability to offer products and services that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. If the merchandise we offer for sale fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory (for retail distributed products), which could depress profit margins. In addition, any failure to offer products and services in line with customers’ preferences could allow competitors to gain market share, which could harm our business, results of operations and financial condition.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their technology and entertainment investments. Reduced or delayed technology and entertainment investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

•	the introduction and market acceptance of new technologies, products and services;
•	new competitors and new forms of competition;
•	the size and timing of customer orders (for retail distributed physical product);
•	the size and timing of capital expenditures by our customers;
•	adverse changes in the credit quality of our customers and suppliers;
•	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
•	changes in the terms of our contracts with our customers or suppliers;
•	the availability of products from our suppliers; and
•	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Risks Related to Our Common Stock

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SOUL.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Because our principal stockholder controls a significant number of shares of our common stock, he has effective control over actions requiring stockholder approval.

Our Chief Executive Officer and principal stockholder beneficially owns more than 80% of our outstanding shares of common stock. Accordingly, he has the ability to control the company and the outcome of issues submitted to our stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Currently, our Chief Executive Officer is supplying office space to the Company at no charge.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any complaints.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our shares of common stock are eligible for quotation on the OTC BB under the symbol “SOUL.” However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the OTC BB since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. Our shares of common stock first began trading on October 17, 2012.

Year 2012	High	Low
Fourth Quarter	$1.45	0.31

Year 2013
First Quarter	0.43	0.29
Second Quarter	0.36	0.31

On April 10, 2013, the closing price of our common stock as reported on the OTC BB was $0.31 per share.

Holders. As of April 10, 2013, there were approximately 52 holders of record of our common stock, which excludes those shareholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2012, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this annual report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview and Outlook

Victory LG, Inc. was formed in the state of Nevada on January 5, 2011 to provide retail sales of an Energy liquid-gel capsule to the general public. On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.). The change of the Company’s name to Soul and Vibe Interactive Inc. was intended to align the Company’s name with management’s marketing plan, which is broader than the dietary supplement sector.

As stated elsewhere herein, on March 8, 2013, we discontinued entirely the business of Victory LG, Inc. Consequently, this Item 7 discusses the registrant as currently constituted only.

The Company has adopted a fiscal year end of December 31.

Completion of Share Exchange

On February 6, 2013, we completed the acquisition of Soul and Vibe Entertainment, Inc. (“Soul”) when we entered into the Agreement with Soul and Vibe Entertainment, Inc. and, for certain limited purposes, its then sole stockholder. Pursuant to the Agreement, the former stockholder of Soul transferred all of the issued and outstanding shares of common stock to us in exchange for 37,000,000 newly issued shares of our common stock (the “Exchange”). As a result of the Exchange, Soul became our wholly-owned subsidiary. As of March 8, 2013, the dietary supplement business sector of the Company was discontinued entirely. As a result of the Exchange, the Company’s primary business focus and source of revenue moving forward is the development and publishing (sales) of video and computer game software for home consoles, mobile devices, and personal computers. The Company expects to generate its corporate revenue from the sale of video and computer games. We develop, publish, and digitally distribute interactive entertainment for video game consoles, mobile devices, and personal computers.

The Company will focus its operational strategy on the development of product for a variety of hardware platforms: video game consoles (for example: Xbox 360, PlayStation 3 and their successors), mobile (for example: Apple iOS and Android devices, Windows Phones and Tablets), and personal computers (for example: PC and Mac). Our products will also be released on portable video game consoles (for example: PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Products will be designed for specific hardware platforms; not all products will be released on all hardware platforms.

Most of the Company’s products will be digitally distributed (via download) through a “First Party” distribution store (for example: Microsoft’s Marketplace or Apple’s App Store). Some of the Company’s products may bear licensed-brands through which there is great potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

Market and Industry

Historically, gaming has meant playing retail purchased physical media (such as DVD/Blu-Ray, Cartridge, SD Card, or UMD) on personal computers and television based and portable video game consoles. The markets and games for the various platforms have often times been as unique as the hardware on which the games were played. But now, the markets, media and distribution channels for games are changing.

Starting with the release of “next-generation” video game consoles (2005), users were given the opportunity to not only interact with players all over the world via the internet, they were empowered to access music, movie, television program, and game content “on demand” from the comfort of their own homes. Personal computer and video game console users also began to experience a convergence of game types. Game genres that historically were played on a dedicated platform began to become platform agnostic, widening the market.

Thanks to the rapid proliferation of “smart-phones” in recent years, mobile devices that once were used only for communication now play host to myriad features. Surf the Internet, communicate via email, text, chat via audio or video, and access, “on demand,” diverse entertainment content choices (including games) while on the go. “Smart phones” are rapidly encroaching on the portable video game market that was established by Nintendo’s Game Boy in 1989. This is significantly expanding the number of hardware platforms on which games are played as well as the consumer base who plays them.

Currently, ideas about how game console and mobile products might be able to “talk to one another” in the future are starting to take shape. The execution of these ideas will expand play experiences and create new marketing vehicles and revenue generating mechanisms for games.

Plan of Operations

We plan to engage in product development, product release and marketing. Dependent on appropriate financing, the Company intends to begin development of two proprietary IP-based games and acquire an estimated two “pick up” games from independent software developers. The two proprietary IP-based games are anticipated to be released in 2014 and the two “pick-up” games are expected to be released in the third/fourth quarters of 2013. The Company, as a publisher, intends to release each game under the label “Soul and Vibe.” Prior to release, the Company intends to develop and execute a marketing and publicity plan designed to produce a testing plan for each title. As and when each game has been internally approved by the Company’s in-house Quality Assurance (testing) department, it will be submitted to the hardware platform manufacturer (as appropriate) for review and approval. Assuming approval is granted, the title(s) will either be propped to their servers for consumer purchase (download) or sent to a replicator (for physical product). As part of executing this plan, the Company expects to invest, subject to being able to raise the requisite financing, in capital equipment that will be needed to bring the products to market. This is inclusive of development and testing equipment and general hardware for marketing and production management. As the number of products the Company publishes increases, the staff of the Company is expected to increase commensurately. The Company presently anticipates that the staff increases will fall in the following categories: Quality Assurance (testing), marketing and public relations and production management along with the likely integration of consultants in the areas of consumer marketing and sales (retail). In addition, the Company intends to sign a lease for office space, establish its office and undertake and execute marketing and PR initiatives for the Company and the products it intends to release. If the Company is successful in raising the requisite financing in the future, it will: 1) pursue continued development of multiple projects that will be released on multiple hardware platforms and 2) publish them in a “staggered” release.

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

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($54,937). Our cash and cash equivalent balances were $125 and $275 at December 31, 2012 and February 29, 2012. On December 31, 2012 and February 29, 2012 we had working capital (deficit) of ($60,541) and ($31,848) and total current liabilities were $60,666 and $32,123.

During the ten months ended December 31, 2012, the net cash used for operating activities was $15,244.  This deficit was due to the adjustment for discontinued operations.

We operate with virtually no capital.  We are currently attempting to raise sufficient funds to execute our business plan. We are in discussions with prospective investors to provide funding in the amount of up to $5,000,000 but would also accept funding in the amount of $2,500,000 to $3,000,000 to begin partial execution of our business plan.  The Company would also accept funding in the amount of $500,000 until such time as additional funds could be raised. We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months, though if we only receive an amount of $500,000 we would not be able to commence production of products in our lineup.

On December 31, 2012, Soul entered into an addendum agreement with Mr. Chiodo, to increase certain monies loaned to Soul to a maximum amount of $100,000 when necessary to provide sufficient cash flow and maintain operations. The note has an interest rate of 3.50 percent per annum, calculated annually not in advance. Repayment shall be made when either additional funding is received or a profit exists. Soul will retain the right to prepay the entire outstanding amount at any time without penalty. As a result of this increase in the amount that may be lent to Soul, we expect to be able to continue our operations for a period of six (6) months, though if the minimum of $500,000 referenced above is not raised, we may be required to curtail our operations until such time as funds are raised.

We expect our capital requirements to increase over the next several years as we start to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost and hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. We anticipate that we will require additional financing to expand our operations over the next twelve months. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. The inability to obtain additional financing should it be required will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans.

Financing Activities

Cash provided by financing activities relating proceeds from a note payable of $13,394 for the ten months ended December 31, 2012 for a promissory note carrying 8% interest, due on demand.

We also received proceeds of $1,700 for the ten months ended December 31, 2012 from a related party for unsecured promissory notes carrying 8% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2012, our cash balance was $125. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated revenue from developed products, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-20. The Company is still devoting substantially all of its efforts on establishing the business. All losses accumulated since the Company’s inception have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Topic ASC 740, “Income Taxes.” We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company will primarily digitally distribute its products through (an) online portal service(s). The Company will recognize revenue at the “on demand” point of sale by the customer and a receivable will be logged. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) will track product sales on a quarterly basis. Forty-five (45) days following the end of a quarter, the portal services will remit payment to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). No sales have yet commenced. For retail distributed products (pick-ups and select licensed-brand games), the Company will recognize revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a quarterly basis. On average, between thirty (30) to forty-five (45) days following the end of a quarter, the distributor will remit payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

Impairment of Long-Lived Assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived asset, which includes deferred development costs, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

Stock Based Compensation Expense

The Company adopted FASB guidance on stock based compensation upon inception on January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from January 5, 2011 (Inception) through December 31, 2012.

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $54,937 and a working capital deficit of $60,541 at December 31, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because our company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 13, 2013, we dismissed M&K CPAS, PLLC (“M&K”) as our independent accountants. As of February 13, 2013, we engaged HJ & Associates, LLC (“HJ&A”) as our new independent accountants. Our board of directors, which acts as our audit committee, recommended that we change audit firms and made the decision to engage HJ&A.

The reports of M&K on the financial statements of the Company from inception on January 5, 2011 through February 28, 2011 and for the fiscal year ended February 29, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of the period ended February 28, 2011 and the fiscal year ended February 29, 2012 and reviews of the Company’s financial statements through February 13, 2013, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the ten months ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age, and position of our management as of the date of this Annual Report is as follows:

Name	Age	Position
Peter Anthony Chiodo	41	Chief Executive Officer, President, Treasurer, Secretary, and Director

Certain biographical information of Mr. Chiodo is set forth below.

Peter Anthony Chiodo

Peter Anthony Chiodo is the CEO, founder, and sole director of Soul. He has more than 20 years of experience in the video and computer game industry as an award-winning director of product development and producer. He founded Soul and Vibe Entertainment, Inc. in July of 2011 and remains its CEO. He has served on the Adjunct Faculty representing the Video and Computer Games Industry: Instructor of “The Business of Video Games” and “The Art, Culture, and Economics of Video Games” courses at the Institute of Production and Recording (“IPR”) from March 2009 to present. From November 2003 to February 2011, he was the Director of Product Development at Destineer Games. From late 2006/early 2007 to 2011 (while at Destineer Games) he managed a production management staff of 7 individuals and was responsible for creating and implementing a development process that resulted in the release of more than 100 frontline and casual/family-friendly console and PC games over a four year period. From November 2003 through late 2006 (while at Destineer Games) he managed and was responsible for a development department consisting of over 30 engineers, artists, and designers. From February 2000 to November 2003, he was a Program Manager at Microsoft Corporation. From June 1990 to the present he has been personally credited in more than 200 games released on myriad video game console and personal computer platforms.

Mr. Chiodo has extensive experience directing both internal and external (contracted) production teams, worldwide, in the development of frontline and “casual” video game console, PC and Mac computer products, and software engine technologies. Most recently, he produced and co-designed the critically acclaimed Stoked: Big Air snowboarding series (Xbox 360) and the million unit-selling Summer Sports: Paradise Island (Wii).  Internally developed products for which Tony was responsible secured a 2006 capital raise in excess of $12 million, the second largest raise in the interactive industry for the year, as well as an investment-equity position from In-Q-Tel, a venture capital company associated with the “lettered agencies” of the United States’ Federal Government. He has produced training tools and simulation center applications for the likes of the United States Marine Corps, DARPA (Defense Advanced Research Projects Agency), and others. Mr. Chiodo has served as a consultant to SiMCare Health and Vital Sims, Minnesota-based software companies that develop “serious games” for health care providers. Specifically, these simulations help physicians and nurses provide care to patients who suffer from chronic diseases. Mr. Chiodo has built relationships/negotiated agreements with software developers, licensing agents, Olympic champions, professional athletes and sports leagues, localization partners, and commodity, entertainment, exercise, and toy companies. He has presented proposals to the likes of Steven Spielberg and Star Wars star Mark Hamill for potential interactive products based on their own intellectual properties. Mr. Chiodo received a B.A. History and a B.S. in Political Science from the University of Utah in 1995 and an M.B.A. from the David Eccles School of Business at the University of Utah in 1998.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

We have not previously had an audit committee, compensation committee or nominations and governance committee, but may establish them in the future.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they serve. We intend to compensate non-management directors in the future through stock options granted under a stock incentive plan.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

None.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

On February 5, 2013, the Company adopted a Code of Ethics and Business Conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal year 2012.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)*	All Other Compensation($)	Total ($)

Pauline Carson	2012	- - -	- - -	- - -	- - -	- - -
Chief Executive Officer	2011	- - -	- - -	- - -	- - -	- - -

Compensation of Directors

We have not established standard compensation arrangements for our director and do not have any agreements or understandings to compensate him or any future director for their services as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of the date of this Annual Report regarding the beneficial ownership of our common stock, based on 109,000,000 shares of Common Stock issued and outstanding, taking into account the consummation of the Exchange by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Soul and Vibe Interactive Inc., at 1660 South Hwy 100, Suite 500, St. Louis Park, MN 55416.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Peter Anthony Chiodo (1)	87,400,000	80.1%

1.                   Mr. Chiodo acquired 50,400,000 shares of our common stock through a private purchase from existing shareholders of the Company on November 2, 2012 for an aggregate amount of $25,200 and an additional 37,000,000 such shares upon consummation of the Agreement. Mr. Chiodo used personal funds to make the purchase of the 50,400,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2012 - HJ & Associates, LLC	$12,000	none	none	none
2011 - M&K CPAS, LLC	$7,950	none	none	none

We have no formal audit committee. However, our entire Board of Directors (the “Board”) is our de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws. (2)

10.1	Form of Share Exchange Agreement, dated as of February 5, 2013, by and among the Company, Soul, and Mr. Chiodo. (2)

10.2	Agreement with Microsoft Corporation dated August 8, 2012 (3)

10.3	Agreement with Sony Computer Entertainment of America, LLC dated September 27, 2012 (3)

14	Code of Ethics (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Financial Statements of Soul and Vibe Entertainment, Inc.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

1.	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on April 29, 2011.
2.	Incorporated by reference herein from the Current Report on Form 8-K filed on February 7, 2013.
3.	Incorporated by reference herein from the Current Report on Form 8-K filed on March 18, 2013.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUL AND VIBE INTERACTIVE INC.

April 15, 2013	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

1660 South Hwy 100, Suite 500

St. Louis Park, MN 55416

We have audited the accompanying balance sheet of Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.) (A Development Stage Company) as of December 31, 2012 and the related statements of operations, stockholders' equity, and cash flows for the ten months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.) (A Development Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for the ten months ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses in each of the past two years. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Victory LG, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Victory LG, Inc(A Development Stage Company) as of February 29, 2012, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period then ended, and from inception (January 5, 2011) through February 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory LG, Inc. as of February 29, 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 12, 2012

Item 8.  Financial Statements.

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

Balance Sheets

	December 31, 2012	February 29, 2012

ASSETS

Current Assets
Cash	$125	$275

Total Current Assets	125	275

Assets From Discontinued Operations	23,604	11,653

Total Assets	$23,729	$11,928

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$940	$1,049
Accrued interest	548	145
Accrued interest, related party	3,098	1,136
Note payable	15,074	1,680
Note payable, related party	29,813	28,113
Liabilities from discontinued operations	11,193	-

Total Current Liabilities	60,666	32,123

Total Liabilities	60,666	32,123

Shareholder's Equity (Deficit)

Preferred Stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of December 31, 2012 and February 29, 2012, respectively	-	-
Common Stock, $0.001 par value, 300,000,000 authorized, 72,000,000 issued and outstanding as of December 31, 2012 and February 29, 2012, respectively	72,000	72,000
Additional Paid-in Capital	(54,000)	(54,000)
Accumulated Deficit	(54,937)	(38,195)

Total Shareholder's Equity (Deficit)	(36,937)	(20,195)

Total Liabilities & Shareholder's Equity (Deficit)	$23,729	$11,928

The accompanying notes are an integral part of these financial statements.

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

 Statements of Operations

	For the Ten Month Period Ended December 31, 2012	For the Year Ended February 29, 2012	From Inception January 5, 2011 Through February 28, 2011	From Inception January 5, 2011 Through December 31, 2012
Revenues	$-	$-	$-	$-

Operating Expenses
General & Administrative	5,885	4,602	680	11,167
Professional Fees	7,400	31,632	-	39,032

Total Operating Expenses	13,285	36,234	680	50,199

Net Operating Loss	(13,285)	(36,234)	(680)	(50,199)

Other Income (Expense)
Interest Expense	(2,365)	(1,271)	(10)	(3,646)

Total other Income (Expense)	(2,365)	(1,271)	(10)	(3,646)

Loss before Taxes	(15,650)	(37,505)	(690)	(53,845)

Income Taxes	-	-	-

Net Loss From Continuing Operations	(15,650)	(37,505)	(690)	(53,845)

Loss From Discontinued Operations	(1,092)	-	-	(1,092)

Net Loss	$(16,742)	$(37,505)	$(690)	(54,937)

Basic and diluted loss per share for continuing operations	$(0.00)	$(0.00)	(0.00)
Basic and diluted loss per share for discontinued operations	$(0.00)	$-	-
Total basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)

Weighted Average Shares Outstanding	72,000,000	72,000,000	72,000,000

The accompanying notes are an integral part of these financial statements.

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

Statements of Shareholder's Equity (Deficit)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Beginning Balance	-	$-	$-	$-	$-
Common stock issued for cash (at par value)	72,000,000	72,000	(54,000)		18,000
Net Loss from inception 1/5/11 to 2/28/11				(690)	(690)

Balance at February 28, 2011	72,000,000	72,000	(54,000)	(690)	17,310

Net Loss for the year ended February 29, 2012				(37,505)	(37,505)

Balance at February 29, 2012	72,000,000	$72,000	$(54,000)	$(38,195)	$(20,195)

Net Loss for the ten months ended December 31, 2012				(16,742)	(16,742)

Balance at December 31, 2012	72,000,000	$72,000	$(54,000)	$(54,937)	$(36,937)

The accompanying notes are an integral part of these financial statements.

Soul and Vibe Interactive Inc.(formerly Victory LG, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Ten Months Ended December 31, 2012	For the Year Ended February 29, 2012	From Inception January 5, 2011 Through February 28, 2011	From Inception January 5, 2011 Through December 31, 2012

Cash Flows from Operating Activities
Net (Loss)	$(16,742)	$(37,505)	$(690)	$(54,937)
Adjustments to reconcile net loss to net cash used in operation activities:
Changes in Operating Assets and Liabilites
Increase (Decrease) in accounts payable	(109)	649	-	540
Increase in accrued interest	403	135	10	548
Increase in accrued interest, related party	1,962	1,136	-	3,098

Net cash used in continuing operations	(14,486)	(35,585)	(680)	(50,751)
Net cash used in discontinued operations	(758)	(10,253)	(1,000)	(12,011)
Net cash used in operating activities	(15,244)	(45,838)	(1,680)	(62,762)

Cash Flows from Investing Activities
Net Cash provided by (used in) investing activities	-	-	-	-

Cash Flows from financing activities
Proceeds from note payable	13,394	-	1,680	15,074
Proceeds from note payable, related party	1,700	28,013	100	29,813
Proceeds from sale of common stock	-	-	18,000	18,000

Net Cash Provided by Financing Activities	15,094	28,013	19,780	62,887

Net increase (decrease) in cash	(150)	(17,825)	18,100	125

Cash Balance at Beg of Period	275	18,100	-
Cash Balance at End of Period	$125	$275	$18,100	$125

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

Supplemental Disclosure of NonCash Transactions

During the ten months ended December 31, 2012 the Company effected a four to one forward stock split on all issued and outstanding common shares resulting in a noncash financing activity of a $54,000 increase to common stock and a $54,000 decrease in additional paid In capital

The accompanying notes are an integral part of these financial statements.

Soul and Vibe Interactive Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Soul and Vibe Interactive Inc. (“the Company”), formerly Victory LG, Inc., was incorporated in the state of Nevada on January 5, 2011 (“Inception”). On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul and Vibe Interactive Inc. The change of the Company’s name to Soul and Vibe Interactive Inc. was intended to align the Company’s name with management’s marketing plan, which is broader than the dietary supplement sector. The Company’s primary business focus and source of revenue moving forward is the development and publishing (sales) of video and computer game software for home consoles, mobile devices, and personal computers. The Company will primarily sell its products through digital distribution channels and, secondarily by working through strategic partners, at brick-and-mortar stores. The Company's products will be a mix of licensed brand and internally generated, wholly owned intellectual properties.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-20. The Company is still devoting substantially all of its efforts to establishing the business. All losses, accumulated since inception, have been considered as part of the Company’s development stage activities.

The Company has changed its fiscal year from February 28/29 to December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Revenue Recognition

The Company will primarily digitally distribute its products through (an) online portal service(s). The Company will recognize revenue at the “on demand” point of sale by the customer and a receivable will be logged. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) will track product sales on a quarterly basis. Forty-five (45) days following the end of a quarter, the portal services will remit payment to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company will recognize revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a quarterly basis. On average, between thirty (30) to forty-five (45) days following the end of a quarter, the distributor will remit payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company has not incurred any advertising or promotion costs since its inception.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from February 29, 2012 to December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Topic ASC 740, “Income Taxes.” We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU when required.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU when required.

In December 2011, the FASB issued ASU 2011-11, disclosures about offsetting assets and liabilities on the balance sheet.  This update requires disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement. The requirements are effective for annual and interim periods beginning on or after January 1, 2013. The Company will adopt the ASU when required.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2012, the Company had incurred cumulative losses of $54,937. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and to succeed in its future operations. The financial statements include any adjustments relating to the discontinued operations of the previous company but do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2012, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

Management requires $2.5M to $3M in capitalization in order to begin execution of its business plan and to continue operations. This capital will be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary IP product) along with the release of the games as well as the marketing and PR expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices and personal computers. The anticipated number of pick-ups is two. The capitalization will also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5m to $3M; cumulatively of $5M) will allow the Company to: pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 3 – Discontinued Operations

On February 5, 2013, Soul and Vibe Interactive Inc. entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul”) and the sole shareholder of Soul (the “Shareholder”). Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company. Subsequent to entering into the Agreement, the Company’s management elected to discontinue the operations of its energy liquid-gel capsule business. As such, all assets, liabilities and expenses of the energy liquid-gel business have been presented as discontinued operations in the pro forma consolidated financial statements. A summary of those assets and liabilities as of December 31, 2012 and February 29, 2012 and expenses as of December 31, 2012, February 29, 2012, from Inception January 5, 2011 through February 28, 2011 and from Inception through December 31, 2012 are as follows:

	December 31, 2012	February 29, 2012
ASSETS
Inventory	$23,604	$-
Prepaid expense	-	11,653
Total Assets	$23,604	$11,653

CURRENT LIABILITIES
Accounts payable	$11,193	$-
Total Current Liabilities	$11,193	$-

	For the Ten Month Period Ended December 31, 2012	For the Year Ended February 29, 2012	From Inception Janaury 5, 2011 Through February 28, 2011	From Inception Janaury 5, 2011 Through December 31, 2012
Operating Expenses
General and administrative	$1,092	$-	$-	$1,092
Loss From Discontinued Operations	$1,092	$-	$-	$1,092

Note 4 – Transition Period Comparative Data

The information furnished in the following financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Statements of Operations

	For the Ten Month Period Ended December 31, 2012	For the Ten Month Period Ended December 31, 2011
		(Unaudited)
Revenues	$-	$-

Operating Expenses
General & Administrative	5,885	256
Professional Fees	7,400	32,544
Total Operating Expenses	13,285	32,800

Net Operating Loss	(13,285)	(32,800)
Other Income (Expense)
Interest Expense	(2,365)	(754)

Total other Income (Expense)	(2,365)	(754)

Loss before Taxes	(15,650)	(33,554)

Income Taxes	-	-

Net Loss From Continuing Operations	(15,650)	(33,554)

Loss From Discontinued Operations	(1,092)	-

Net Loss	$(16,742)	$(33,554)

Basic and diluted loss per share for continuing operations	$(0.00)	$(0.00)

Basic and diluted loss per share for discontinued operations	$(0.00)	$-

Total basic and diluted loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	72,000,000	72,000,000

Statements of Cash Flows

	For the Ten Month Period Ended December 31, 2012	For the Ten Month Period Ended December 31, 2011
Cash Flows from Operating Activities

Net (Loss)	$(16,742)	$(33,554)
Adjustments to reconcile net loss to net cash used in operation activities:
Changes in Operating Assets and Liabilities
Increase in accounts payable	(109)	649
Increase in accrued interest	403	128
Increase in accrued interest, related party	1,962	626

Net cash used in continuing operations	(14,486)	(32,151)
Net cash used in discontinued operations	(758)	(10,653)
Net cash used in operating activities	(15,244)	(42,804)

Cash Flows from Investing Activities
Net Cash provided by (used in) investing activities	-	-

Cash Flows from financing activities
Proceeds from note payable	13,394	-
Proceeds from note payable, related party	1,700	24,913

Net Cash Provided by Financing Activities	15,094	24,913

Net increase (decrease) in cash	(150)	(17,891)
Cash Balance at Beginning of Period	275	18,100
Cash Balance at End of Period	$125	$209

Note 5 – Notes Payable - Related Party

On numerous dates from January 13, 2011 through June 12, 2012, the Company received unsecured loans from the Company’s President bearing interest at 8% and due on demand. As of December 31, 2012, these notes totaled $29,813.

The Company has accrued interest related to the related party debt of $3,098 as of December 31, 2012.

Note 6 – Notes Payable

On January 5, 2011 and February 23, 2011, the Company received loans in the amount of $1,680 from BK Consulting and Associates, P.C. There were additional loans received on May 31, 2012 of $600, August 31, 2012 of $4,600, November 30, 2012 of $4,994, December 10, 2012 of $1,950 and December 31, 2012 of $1,250. These unsecured notes bearing interest at 8% and due on demand totaled $15,074 as of December 31, 2012. The Company has accrued interest related to these loans of $548 as of December 31, 2012.

Note 7 – Stockholder’s Equity

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock as of December 31, 2012. The Company has no shares of preferred stock issued or outstanding as of December 31, 2012.

Common stock

On February 28, 2011 the Company issued 72,000,000 (post-split) founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 from the Company’s founder and CEO.

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock as of December 31, 2012. The Company has 72,000,000 (post-split) shares of common stock issued and outstanding as of December 31, 2012.

Note 8 –Tax Note

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for table temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax asset are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011

Deferred tax assets:
NOL Carryover	$10,500	$13,368
R&D Credit Carry-forward	-
Allowance for Doubtful Accounts	-
Related Party Accruals	1,200
Deferred tax liabilities
Depreciation	-

Valuation allowance	(11,700)	(13,368)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book Income	$(2,500)	$
Depreciation	-
Allowance for Doubtful Accounts	-
Related Party Accruals	300
Valuation allowance	2,200		-
	$-		$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $27,000 that may be offset against future taxable income from the year 2013 to 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 9 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist other than those listed below.

On February 5, 2013, Soul and Vibe Interactive Inc. entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul”) and the sole shareholder of Soul (the “Shareholder”), all related parties. Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the Shareholder exchanged an aggregate of 18,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding (the “Soul Shares”) for an aggregate of 37,000,000 shares of the Company’s common stock (the “Common Stock”). The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

The Exchange was deemed to be an acquisition of a related party entity in accordance with Accounting Standards Codification (“ASC”) 850, Business Combinations. As such, the Company did not recognize any step-up fair value basis in the assets or liabilities of Soul from the Exchange and were recorded in the consolidated financial statements at their historical carrying amounts.

On March 26, 2013, Soul and Vibe Interactive Inc. entered into an Exchange Agreement with Pauline Carson and BK Consulting. Pursuant to the Agreement, Soul and Vibe Interactive Inc. (the “Company”) exchanged all inventories from discontinued operations totaling $23,604 to Carson and BK in exchange for assuming the liability of payables totaling $64,386 from the Company and forgiving the Company of any liability for the notes and accounts payable.

Soul and Vibe Interactive, Inc. and Subsidiary

(A Development Stage Company)

Pro-Forma Consolidated Balance Sheets

(Unaudited)

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Interactive Inc.			Soul and Vibe Interactive Inc. and Subsidiary
	December 31, 2012	December 31, 2012	Acquisition Entry	Consolidation Entry	December 31, 2012

ASSETS

Current Assets

Cash & Cash Equivalents	$375	$125			$500

Prepaid Expenses	1,039	-			1,039

Total Current Assets	1,414	125			1,539

Assets From Discontinued Operations	-	23,604	(23,604)		-

Total Assets	$1,414	$23,729			$1,539

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$20,593	$940	(940)		20,593

Loan from Shareholder - current portion	39,500	-			39,500

Accrued Interest		548	(548)		-

Accrued Interest, related party		3,098	(3,098)		-

Note Payable		15,074	(15,074)		-

Note Payable, related party		29,813	(29,813)		-

Liabilities from Discontinued Operations		11,193	(11,193)		-

Total Current Liabilities	60,093	60,666			60,093

Total Liabilities	60,093	60,666			60,093

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, none issued	-	-			-
Common Stock, $0.001 par value, 300,000,000 authorized, 109,000,000 issued & outstanding	18,000	72,000	37,000	(18,000)	109,000

Additional Paid-in Capital	136,513	(54,000)	154,575	(136,513)	100,575

Accumulated Deficit	(213,192)	(54,937)			(268,129)

Total Shareholder's Equity (Deficit)	(58,679)	(36,937)			(58,554)

Total Liabilities & Shareholder's Equity (Deficit)	$1,414	$23,729	107,305	(154,513)	$1,539

Soul and Vibe Interactive, Inc. and Subsidiary

(A Development Stage Company)

Pro-Forma Consolidated Income Statements

(Unaudited)

	Soul and Vibe Entertainment, Inc. For Year Ended December 31, 2012	Soul and Vibe Interactive Inc. Ten Months Ended December 31, 2012	Consolidated Ten Months Ended December 31, 2012

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses

General & Administrative	25,271	5,885	31,156

Legal & Professional Expense	11,812	7,400	19,212

Marketing Expense	40	-	40

Rent or Lease Expense	9,000	-	9,000

Wage Expense	84,000	-	84,000

Total Operating Expenses	130,123	13,285	143,408

Operating Loss	(130,123)	(13,285)	(143,408)

Other Income (Expense)

Interest Expense	(1,232)	(2,365)	(3,597)

Total other Income (Expense)	(1,232)	(2,365)	(3,597)

Net Loss before Taxes and

Discontinued Operations	(131,355)	(15,650)	(147,005)

Income Tax	-	-	-

Loss From Discontinued Operations	-	(1,092)	(1,092)

Net Loss	$(131,355)	$(16,742)	(148,097)

