Form 10-KT/A
period 2012-12-31
Soul & Vibe Interactive Inc.
filed 2013-04-16
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2012 as filed on April 15, 2013 (the “Original Filing”) solely to correct an error where a box indicating that the Original Filing was a confirming copy of another filing was inadvertently checked. The Original Filing was not a confirming copy. Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K/A is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K/A is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K/A, all references to “we”, “our” and “us” for periods prior to the closing of the Exchange refer to Soul as a privately owned company, and for periods subsequent to the closing of the Exchange, refer to the Company and its subsidiaries (including Soul).

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

You should consider each of the following risk factors and any other information set forth in this Form 10-K/A and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed.

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K/A for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

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

SOUL AND VIBE INTERACTIVE INC.

April 16, 2013	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

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

