Form 10-Q
period 2013-03-31
Soul & Vibe Interactive Inc.
filed 2013-05-14
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-173056

SOUL AND VIBE INTERACTIVE INC.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1600 South Hwy 100, Suite 500

St. Louis Park, MN 55416

(Address of principal executive offices)

(763) 400-8040

(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2013, there were 109,388,328 shares of the registrant’s $0.001 par value common stock issued and outstanding.

2

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Soul and Vibe Interactive Inc. (at times referred to as “SVI”) and its wholly owned subsidiary (at times referred to as “Soul” and collectively with SVI, the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$1,692	$125
Total Current Assets	1,692	125

Software Development Costs	4,000	-

Assets From Discontinued Operations	-	23,604

Total Assets	$5,692	$23,729

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$148,017	$940
Accrued interest	-	548
Accrued interest, related party	-	3,098
Note payable	-	15,074
Note payable, related party	58,600	29,813
Liabilities from discontinued operations	-	11,193

Total Current Liabilities	206,617	60,666

Total Liabilities	206,617	60,666

Shareholder's Equity (Deficit)

Preferred Stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively		-
Common Stock, $0.001 par value, 300,000,000 authorized, 109,308,328 and 72,000,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	109,308	72,000
Additional Paid-in Capital (Deficit)	(3,064)	(54,000)
Deficit Accumulated during the development stage	(307,169)	(54,937)

Total Shareholder's Equity (Deficit)	(200,925)	(36,937)

Total Liabilities & Shareholder's Equity (Deficit)	$5,692	$23,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Inception January 5, 2011 Through
	2013	2012	March 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	148,921	496	160,088
Professional fees	102,235	2,950	141,267

Total Operating Expenses	251,156	3,446	301,355

OPERATING LOSS	(251,156)	(3,446)	(301,355)

OTHER INCOME (EXPENSE)
Interest expense	(1,076)	(517)	(4,722)

Total Other Income (Expense)	(1,076)	(517)	(4,722)

Net loss from continuing operations	(252,232)	(3,963)	(306,077)

Loss from discontinued operations	-	-	(1,092)

NET LOSS	$(252,232)	$(3,963)	$(307,169)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	94,374,719	72,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From Inception January 5, 2011 Through
	2013	2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(252,232)	$(3,963)	$(307,169)
Items to reconcile net loss to net cash used in operating activities:
Common stock issued for services	105,202	-	105,202
Wages and interest contributed to capital	15,684	-	15,684
Changes in operating assets and liabilities
Increase in accounts payable	126,664	400	127,604
Increase in accrued interest, related party	-	510	-
Increase in accrued interest	-	7	-
Net cash used in continuing operations	(4,682)	(3,046)	(58,679)
Net cash used in discontinued operations	-	-	(8,765)

Net Cash Used in Operating Activities	(4,682)	(3,046)	(67,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business acquisition	2,149	-	2,149

Net Cash Provided by Investing Activities	2,149	-	2,149

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	4,100	3,100	33,913
Proceeds from notes payable	-	-	15,074
Common stock issued for cash	-	-	18,000

Net Cash Provided by Financing Activities	4,100	3,100	66,987

Net increase in cash	1,567	54	1,692

Cash Balance at Beginning of Period	125	209	-
Cash Balance at Ending of Period	$1,692	$263	$1,692

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental Disclosure of NonCash Transactions

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note 1 - Nature of Operations and Continuance of Business

The unaudited interim financial statements included herein have been prepared by Soul and Vibe Interactive Inc. (“SVI”) and its wholly owned subsidiary Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul,” and collectively with SVI, the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2013, the Company had incurred cumulative losses of $307,169 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements include any adjustments relating to the discontinued operations of the previous company but do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2013, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3M in capitalization in order to begin execution of its business plan and to continue operations. This capital will be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary IP product) along with the release of the games as well as the marketing and PR expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices and personal computers. The anticipated number of pick-ups is two. The capitalization will also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5m to $3M; cumulatively of $5M) will allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 3 - Notes Payable - Related Party

On numerous dates from January 5, 2011 through December 31, 2012, the Company received unsecured loans from the Company’s former president bearing interest at 8% and due on demand. On March 26, 2013, the Company entered into an Exchange Agreement with the former president whereby these notes totaling $29,813 and accrued interest on the related notes payable totaling $3,646 were assumed by the former president in exchange for inventories from discontinued operations. As a result of the Exchange Agreement, the Company recognized a $0 balance for this related party note as of March 31, 2013.

As of March 31, 2013, the Company had a loan payable to an officer of the Company in the amount of $58,600. This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012. The loan is unsecured, is due on demand, and bears interest at 3.5% per annum.

Note 4 - Notes Payable

On numerous dates from January 5, 2011 through December 31, 2012, the Company received unsecured notes totaling $15,074 bearing interest at 8% and due on demand. Accrued interest related to these loans totaled $892. On March 26, 2013, the Company entered into an Exchange Agreement with this note holder wherein these notes assumed by the note holder in exchange of inventories from discontinued operations. As a result of the Exchange Agreement, the Company recognized a $0 balance for this related party note as of March 31, 2013.

Note 5 – Share Exchange Agreement

On February 5, 2013, SVI entered into a Share Exchange Agreement (the “Agreement”) with Soul and the sole shareholder of Soul (the “Shareholder”), all related parties. Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the Shareholder exchanged an aggregate of 18,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding (the “Soul Shares”) for an aggregate of 37,000,000 shares of the Company’s common stock (the “Common Stock”). The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

The Exchange was deemed to be an acquisition of a related party entity in accordance with Accounting Standards Codification (“ASC”) 850, Business Combinations. As such, the Company did not recognize any step-up fair value basis in the assets or liabilities of Soul from the Exchange, which were recorded in the consolidated financial statements at their historical carrying amounts.

The following is a pro forma balance sheet as of March 31, 2013 and pro forma income statements for the three months ended March 31, 2013 and 2012:

				Soul and Vibe
				Interactive
	Soul and Vibe	Soul and Vibe		Inc. and
	Entertainment,	Interactive Inc.		Subsidiary
	Inc.	March 31,	Consolidation	March 31,
	March 31, 2013	2013	Entry	2013
ASSETS	(Unaudited)	(Unaudited)		(Unaudited)
Current Assets
Cash & Cash
Equivalents	$1,692	$-		$1,692
Development Costs	4,000	-		4,000

Total Current Assets	5,692	-		5,692

Total Assets	$5,692	$-		$5,692

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$20,864	$127,153		148,017
Loan from Shareholder
- current portion	58,600	-		58,600

Total Current Liabilities	79,464	127,153		206,617

Total Liabilities	79,464	127,153		206,617

Shareholder's Equity (Deficit)

Preferred Stock, $0.001
par value, 10,000,000
authorized, none issued
Common Stock, $0.001
par value, 300,000,000
authorized, 109,308,328
issued & outstanding	18,000	109,308	(18,000)	109,308
Additional Paid-in
Capital	160,201	52,807	(216,072)	(3,064)
Accumulated Deficit	(251,973)	(289,268)	234,072	(307,169)

Total Shareholder's Equity (Deficit)	(73,772)	(127,153)		(200,925)

Total Liabilities & Shareholder's Equity (Deficit)	$5,692	$-		$5,692

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Interactive Inc.	Consolidated
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2013	Three Months Ended March 31, 2013

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	26,244	133,303	159,547
Professional Expense	12,099	100,136	112,235

Total Operating Expenses	38,343	233,439	271,782

Operating Loss	(38,343)	(233,439)	(271,782)

Other Income (Expense)
Interest Expense	(438)	(892)	(1,330)
	-

Total other Income (Expense)	(438)	(892)	(1,330)

Net Loss	$(38,781)	$(234,331)	$(273,112)

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Interactive Inc.	Consolidated
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2012	Three Months Ended March 31, 2012

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	24,415	496	24,911
Legal & Professional Expense	6,415	2,950	9,365

Total Operating Expenses	30,830	3,446	34,276

Operating Loss	(30,830)	(3,446)	(34,276)

Other Income (Expense)
Interest Expense	(240)	(517)	(757)

Total other Income (Expense)	(240)	(517)	(757)

Net Loss	$(31,070)	$(3,963)	$(35,033)

Note 6 – Exchange Agreement

On March 26, 2013, the Company entered into an Exchange Agreement with Pauline Carson and BK Consulting. Pursuant to the Agreement, the Company exchanged all inventories from discontinued operations totaling $23,604 to Carson and BK in exchange for assuming the liability of notes payable plus accrued interest totaling $49,425 and accounts payables totaling $13,692 from the Company and forgiving the Company of any liability for the notes and accounts payable. As a result of the Exchange Agreement, the Company recognized a gain which was recorded as additional paid in capital of $38,913 during the three months ended March 31, 2013.

Note 7 – Discontinued Operations

Pursuant to the Agreement, Soul became a wholly owned subsidiary of SVI. Subsequent to entering into the Agreement, the Company’s management elected to discontinue the operations of its energy liquid-gel capsule business. As such, all assets, liabilities and expenses of the energy liquid-gel business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of March 31, 2013 and December 31, 2012 and expenses as of March 31, 2013 and 2012 and from Inception January 5, 2011 through March 31, 2013:

	March 31, 2013	December 31, 2012
ASSETS
Inventory	$-	$23,604
Total Assets	$-	$23,604

CURRENT LIABILITIES
Accounts payable	$-	$11,193
Total Current Liabilities	$-	$11,193

	For the Three Months Ended March 31,		From Inception January 5, 2011 Through
	2013	2012	March 31, 2013
Operating Expenses
General and administrative	$-	$-	$1,092
Loss From Discontinued Operations	$-	$-	$1,092

Note 8 – Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855 and has determined there are no subsequent events to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors, which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2013	2012
Current Assets	$1,692	$125
Current Liabilities	206,617	60,666
Working Capital (Deficit)	$(204,925)	$(60,541)

Cash Flows

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash Flows Used in Operating Activities	$4,682	$3,046
Cash Flows provided by Investing Activities	2,149	-
Cash Flows Provided by Financing Activities	4,100	3,100
Net Increase in Cash During Period	$1,567	$54

Balance Sheet

As at March 31, 2013, the Company had total assets of $5,692 compared with total assets of $23,729 as at December 31, 2012. The assets are mainly comprised of cash and software development costs.

The Company had total liabilities of $206,617 at March 31, 2013 compared with $60,666 as at December 31, 2012. The increase in total liabilities is mainly attributable to increased accounts payable associated with marketing and legal.

Operating Expenses

During the three months ended March 31, 2013, the Company incurred operating expenses totaling $251,156 compared with $3,446 for the three months ended March 31, 2012. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Net Loss

During the three months ended March 31, 2013, the Company realized net loss of $252,232 compared with a net loss of $3,963 for the three months ended March 31, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses related to the commencement of initial operations.

4

Liquidity and Capital Resources

As at March 31, 2013, the Company had a cash balance of $1,692 and a working capital deficit of $204,925 compared with a cash balance of $125 and working capital deficit of $60,541 at December 31, 2012. The decrease in working capital is mainly due to an increase in operational expenses attributable to marketing and legal expenses.

Cash Flows from Operating Activities

During the three months ended March 31, 2013, the Company used $4,682 of cash flow from operating activities compared with use of $3,046 of cash flow during the three months ended March 31, 2012. The increase in the use of cash flow for operating activities is mainly due to an increase in accounts payable.

Cash Flows from Investing Activity

During the three months ended March 31, 2013, the Company used $2,149 of cash flow from investing activities compared with the use of $0 of cash flow during the three months ended March 31, 2012. The increase in the use of cash flow for investing activities is mainly due to business acquisitions.

Cash Flows from Financing Activities

During the three months ended March 31, 2013, the Company received $4,100 of cash flow from financing activities compared with the use of $3,100 of cash flow during the three months ended March 31, 2012. The increase in cash provided by financing activities is mainly due to related party notes.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on the issuance of debt and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

5

Our principal executive officer and principal financial officer does not expect that our disclosure controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer+
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith

* submitted herewith

6

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2013.

Soul and Vibe Interactive Inc.

Date: May 14, 2013	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

7