Form 10-Q
period 2013-06-30
Soul & Vibe Interactive Inc.
filed 2013-08-19
CIK 1515115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2013, there were 15,353,333 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY
 (A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$10,392	$125
Development Costs	4,000	-

Total Current Assets	14,392	125

Assets From Discontinued Operations	-	23,604

Total Assets	$14,392	$23,729

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$151,480	$940
Accrued interest	-	548
Accrued interest, related party	-	3,098
Note payable	-	15,074
Note payable, related party	61,100	29,813
Liabilities from discontinued operations	-	11,193

Total Current Liabilities	212,580	60,666

Total Liabilities	212,580	60,666

Shareholder's Equity (Deficit)

Preferred Stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-

Common Stock, $0.001 par value, 300,000,000 authorized, 36,813,100 and 24,000,000 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	36,813	24,000
Additional Paid-in Capital	231,431	(6,000)
Deficit Accumulated During the Developmenet Stage	(466,432)	(54,937)

Total Shareholder's Equity (Deficit)	(198,188)	(36,937)

Total Liabilities & Shareholder's Equity (Deficit)	$14,392	$23,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY
 (A Development Stage Company)
 Consolidated Statements of Operations
(Unaudited)

							From Inception
	For the Three Months Ended		For the Six Months Ended				January 5, 2011
	June 30,		June 30,				Through
	2013	2012	2013		2012		June 30, 2013

Revenues	$-	$-	$		$		$-

Operating Expenses
General & Administrative	32,522	2,872		105,225		3,368	155,142
Professional Fees	126,230	1,700		304,683		4,650	304,965

Total Operating Expenses	158,752	4,572		409,908		8,018	460,107

Net Operating Loss	(158,752)	(4,572)		(409,908)		(8,018)	(460,107)

Other Income (Expense)
Interest Expense	(511)	(610)		(1,587)		(1,127)	(5,233)

Total other Income (Expense)	(511)	(610)		(1,587)		(1,127)	(5,233)

Loss before Taxes	(159,263)	(5,182)		(411,495)		(9,145)	(465,340)

Income Taxes	-	-

Net Loss From Continuing Operations	(159,263)	(5,182)		(411,495)		(9,145)	(465,340)

Loss From Discontinued Operations		-					(1,092)

Net Loss	$(159,263)	$(5,182)		$(411,495)		$(9,145)	$(466,432)

Basic and diluted loss per share for continuing operations	$(0.00)	$(0.00)		$(0.01)		$(0.00)

Weighted Average Shares Outstanding	34,048,425	6,000,000		36,610,146		6,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six Months Ended		January 5, 2011
	June 30,		Through
	2013	2012	June 30, 2013

Cash Flows from Operating Activities
Net (Loss)	$(411,495)	$(9,145)	$(466,432)
Items to reconcile net loss to net cash used in operating activities:
Reclassify prepaid expenses		(11,952)	-
Wages and interest contributed to capital	39,444		39,444
Common stock issued for services	143,442		143,442
Increase in accounts payable	130,127	12,654	131,067
Increase in accrued interest, related party	-	1,077	-
Increase in accrued interest	-	50	-
Increase in accrued expenses	-	1,904	-

Net cash used in continuing operations	(98,482)	(5,412)	(152,479)
Net cash used in discontinued operations	-	-	(8,765)
Net cash used in operating activities	(98,482)	(5,412)	(161,244)

Cash Flows from Investing Activities
Cash acquired in business acquision	2,149	-	2,149
Net Cash provided by (used in) investing activities	2,149	-	2,149

Cash Flows from financing activities
Proceeds from note payable, related party	6,600	4,800	36,413
Proceeds from sale of common stock	100,000	-	118,000
Proceeds from notes payable	-	600	15,074

Net Cash Provided by Financing Activities	106,600	5,400	169,487

Net increase (decrease) in cash	10,267	(12)	10,392

Cash Balance at Beg of Period	125	209	-
Cash Balance at End of Period	$10,392	$197	$10,392

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

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2013, the Company had incurred cumulative losses of $466,432 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements include any adjustments relating to the discontinued operations of the previous company but do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2013, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3M in capitalization in order to begin execution of its business plan and to continue operations. This capital will be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary IP product) along with the release of the games as well as the marketing and PR expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers. The anticipated number of pick-ups is two. The capitalization will also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5m to $3M; cumulatively of $5M) will allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 3 - Notes Payable - Related Party

On numerous dates from January 13, 2011 through June 12, 2012, the Company received unsecured loans from the Company’s former president bearing interest at 8% and due on demand. On March 26, 2013, the Company entered into an Exchange Agreement with the former president whereby these notes totaling $29,813 and accrued interest on the related notes payable totaling $3,646 were assumed by the former president in exchange for inventories from discontinued operations. As a result of the Exchange Agreement, the Company recognized a $0 balance for this related party note as of June 30, 2013.

As of June 30, 2013, the Company had a loan payable to an officer of the Company in the amount of $58,600.This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012. The loan is unsecured, is due on demand, and bears interest at 3.5% per annum.

Note 4 - Notes Payable

On numerous dates from January 5, 2011 and December 31, 2012, the Company received unsecured notes totaling $15,074 bearing interest at 8% and due on demand. Accrued interest related to these loans totaled $892. On March 26, 2013, the Company entered into an Exchange Agreement with this note holder wherein these notes assumed by the note holder in exchange of inventories from discontinued operations. As a result of the Exchange Agreement, the Company recognized a $0 balance for this related party note as of June 30, 2013.

Note 5 – Share Exchange Agreement

On February 5, 2013, SVI entered into a Share Exchange Agreement (the “Agreement”) with Soul and the sole shareholder of Soul (the “Shareholder”), all related parties. Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the Shareholder exchanged an aggregate of 6,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding (the “Soul Shares”) for an aggregate of 12,333,334 shares of the Company’s common stock (the “Common Stock”). The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

The Exchange was deemed to be an acquisition of a related party entity in accordance with Accounting Standards Codification (“ASC”) 850, Business Combinations. As such, the Company did not recognize any step-up fair value basis in the assets or liabilities of Soul from the Exchange, which were recorded in the consolidated financial statements at their historical carrying amounts.

The following is a pro forma balance sheet as of June 30, 2013 and pro forma income statements for the six months ended June 30, 2013 and 2012:

	Soul and Vibe Entertainment, Inc. June 30, 2013	Soul and Vibe Interactive Inc. June 30, 2013	Consolidation Entry	Soul and Vibe Interactive Inc. and Subsidiary June 30, 2013
	(Unaudited)	(Unaudited)		(Unaudited)

ASSETS

Current Assets

Cash & Cash Equivalents	$(1,145)	$11,537		$10,392

Development costs	4,000	-		4,000

Total Current Assets	2,855	11,537		14,392

Assets From Discontinued Operations				-

Total Assets	$2,855	$11,537		$14,392

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$15,601	$135,879		151,480

Loan from Shareholder - current portion	58,600	2,500		61,100

Intercompany payable (receivable)	3,282	(3,282)		-

Total Current Liabilities	77,483	135,097		212,580

Total Liabilities	77,483	135,097		212,580

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, none issued	-	-		-
Common Stock, $0.001 par value, 300,000,000 authorized, 36,813,100 issued & outstanding	18,000	110,439	(18,000)	110,439

Additional Paid-in Capital	183,962	189,915	(216,072)	157,805

Accumulated Deficit	(276,590)	(423,914)	234,072	(466,432)

Total Shareholder's Equity (Deficit)	(74,628)	(123,560)		(198,188)

Total Liabilities & Shareholder's Equity (Deficit)	$2,855	$11,537		$14,392

	Soul and Vibe Entertainment,Inc.	Soul and Vibe Interactive Inc.	Consolidated
	For the Six Months Ended June 30,2013	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses

General & Administrative	675	115,176	115,851

Legal & Professional Expense	2,399	273,534	275,933

Marketing Expense	-	-	-

Rent or Lease Expense	3,750	-	3,750

Wage Expense	35,000	-	35,000

Total Operating Expenses	41,824	388,710	430,534

Operating Loss	(41,824)	(388,710)	(430,534)

Other Income (Expense)

Interest Expense	(695)	(1,146)	(1,841)

Gain on exchange of assets	-	-	-

Total other Income (Expense)	(695)	(1,146)	(1,841)

Net Loss before Taxes and Discontinued Operations	(42,519)	(389,856)	(432,375)

Income Tax	-	-	-

Loss From Discontinued Operations	-	-	-

Net Loss	$(42,519)	$(389,856)	(432,375)

Note 6 – Exchange Agreement

On March 26, 2013, the Company entered into an Exchange Agreement with Pauline Carson and BK Consulting. Pursuant to the Agreement, the Company exchanged all inventories from discontinued operations totaling $23,604 to Carson and BK in exchange for assuming the liability of notes payable plus accrued interest totaling $49,425 and accounts payable totaling $13,692 from the Company and forgiving the Company of any liability for the notes and accounts payable. As a result of the Exchange Agreement, the Company recognized additional paid in capital of $38,913 during the six months ended June 30, 2013.

Note 7 – Discontinued Operations

Pursuant to the Agreement, Soul became a wholly owned subsidiary of SVI. Subsequent to entering into the Agreement, the Company’s management elected to discontinue the operations of its energy liquid-gel capsule business. As such, all assets, liabilities and expenses of the energy liquid-gel business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of June 30, 2013 and December 31, 2012 and expenses as of June 30, 2013 and 2012 and from Inception January 5, 2011 through June 30, 2013:

	June 30, 2013	December 31, 2012
ASSETS
Inventory	$-	$23,604
Total Assets	$-	$23,604

CURRENT LIABILITIES
Accounts payable	$-	$11,193
Total Current Liabilities	$-	$11,193

			From Inception
	For the Six Months Ended		January 5, 2011
	June 30,		Through June
	2013	2012	30, 2013
Operating Expenses
General and administrative	$-	$-	$1,092
Loss From Discontinued Operations	$-	$-	$1,092

Note 8 – Common Stock and Warrants

During the six months ended June 30, 2013, the Company sold 333,334 shares of its common stock and a warrant to purchase 333,334 common shares to an investor pursuant to a Stock Purchase Agreement (SPA) for $100,000.   The warrants are redeemable six-months after the date of the grant, are exercisable at a price of $0.15 per share and expire five-years from the date of grant.

During the six months ended June 30, 2013, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 36,688 shares of common stock for services, 6,667 common shares upon execution of the advisory board agreement and thereafter a value equal to $1,000 for each month of engagement.

The Company issued 6,667 common shares to an individual for advisory services rendered for the six months ended June 30, 2013.

Note 9 – Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855 to include the following.

On July 28, 2013, Soul and Vibe Interactive Inc. (the “ Company  ”) entered into the Return to Treasury Agreement with its sole director and chief executive officer as well as the majority shareholder (the “  Holder  ”) of its shares of common stock (the “ Common Stock  ”) pursuant to which it agreed to issue to the Holder 130,000 shares of its newly created Series B Preferred Stock, par value $.001 per share (the “ Series B Preferred Stock  ”), in exchange for the surrender by the Holder of 64,459,292 of his shares of Common Stock once such shares of Series B Preferred Stock have been designated. The shares of Series B Preferred Stock will be issued to the Holder in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 28, 2013, the board of directors (the “ Board  ”) of the Company as well as the Holder in his capacity of the majority shareholder approved a certificate of amendment (the “ Certificate  ”) to the Company’s Articles of Incorporation (the “Articles  ”) to cancel the 10,000,000 authorized preferred stock of the Company, none of which was issued or outstanding, and authorize 10,000,000 shares of “blank check” preferred stock (the “ Preferred Stock  ”). On July 29, 2013, the Company filed the Certificate with the Secretary of State of the State of Nevada in order to effectuate the authorization of the Preferred Stock.

On July 28, 2013, the Board authorized the designation of a new series of preferred stock out of its available Preferred Stock once such Preferred Stock had been created pursuant to the Amendment and authorized the issuance of up to 130,000 shares of Series B Preferred Stock. On July 30, 2013, the Company filed the Certificate of Designation of the Series B Preferred Stock (the “ Certificate of Designation  ”) with the Secretary of State of the State of Nevada. Each such share of Series B Preferred Stock entitles its holder to vote the equivalent of 1,000 shares of common stock at the record date for the determination of shareholders entitled to vote on any matter coming before the common shareholders or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. The Series B Preferred Stock has no stated value, is not convertible into other securities of the Company and has no liquidation preference.

On August 1, 2013, the holder of a majority of the shares of common stock of Soul and Vibe Interactive Inc. (the “ Company ”) approved a reverse split of such shares by a ratio of 1 for 3 (the “ Reverse Split ”).  The Company filed the certificate of amendment (the “Certificate  ”) to its certificate of incorporation with the State of Nevada effectuating the Reverse Split on August 7, 2013. The Reverse Split became effective in the State of Nevada on August 12, 2013.

The Reverse Split became effective on the OTC Bulletin Board (the “OTC BB  ”) on August 12, 2013, having been approved by the Financial Industry Regulatory Authority, Inc. (“ FINRA  ”) on August 9, 2013. As a result of the Reverse Split, each three (3) shares of common stock issued and outstanding prior to the Reverse Split has been converted into one (1) share of common stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been proportionally adjusted.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2013	2012
Current Assets	$14,392	$125
Current Liabilities	212,580	60,666
Working Capital (Deficit)	$(198,188)	$(60,541)

Cash Flows

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Cash Flows Used in Operating Activities	$(98,482)	$(5,412)
Cash Flows Provided by Investing Activities	2,149	-
Cash Flows Provided by Financing Activities	106,600	5,400
Net Increase (Decrease) in Cash During Period	$10,267	$(12)

Balance Sheet

As at June 30, 2013, the Company had total assets of $14,392 compared with total assets of $23,729 as at December 31, 2012. The assets are mainly comprised of cash and software development costs.

The Company had total liabilities of $212,580 at June 30, 2013 compared with $60,666 as at December 31, 2012. The increase in total liabilities is mainly attributable to increased accounts payable associated with marketing and legal.

Operating Expenses

During the three months ended June 30, 2013, the Company incurred operating expenses totaling $158,752 compared with $4,572 for the three months ended June 30, 2012. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.  During the six months ended June 30, 2013, the Company incurred operating expenses totaling $409,908 compared with $8,018 for the six months ended June 30, 2012. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Net Loss

During the three months ended June 30, 2013, the Company realized net loss of $159,263 compared with a net loss of $5,182 for the three months ended June 30, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses related to the commencement of initial operations. During the six months ended June 30, 2013, the Company realized a net loss of $411,495 compared with a net loss of $9,145 for the six months ended June 30, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses related to the commencement of initial operations.

Liquidity and Capital Resources

As at June 30, 2013, the Company had a cash balance of $10,392 and a working capital deficit of $198,188 compared with a cash balance of $125 and working capital deficit of $60,541 at December 31, 2012. The decrease in working capital is mainly due to an increase in operational expenses attributable to marketing and legal expenses.

Cash Flows from Operating Activities

During the six months ended June 30, 2013, the Company used $98,482 of cash flow from operating activities compared with use of $5,412 of cash flow during the six months ended June 30, 2012. The increase in the use of cash flow for operating activities is mainly due to an increase in accounts payable and common stock issued for services.

Cash Flows from Investing Activity

During the six months ended June 30, 2013, the Company used $2,149 of cash flow from investing activities compared with the use of $0 of cash flow during the six months ended June 30, 2012. The increase in the use of cash flow for investing activities is mainly due to business acquisitions.

Cash Flows from Financing Activities

During the six months ended June 30, 2013, the Company received $106,600 of cash flow from financing activities compared with the use of $5,400 of cash flow during the six months ended June 30, 2012. The increase in cash provided by financing activities is mainly due to common stock for cash.

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

2

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the six months ended June 30, 2013, we sold 333,334 shares of common stock for $100,000.

During the six months ended June 30, 2013, advisory board members were issued a total of 36,688 shares of common stock for services.

We issued 6,667 common shares to an individual for advisory services rendered for the six months ended June 30, 2013.

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

+filed herewith
* submitted herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2013.

Soul and Vibe Interactive Inc.

Date: August 19, 2013	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo
President and Chief Executive Officer

4