Form 10-Q
period 2013-09-30
Soul & Vibe Interactive Inc.
filed 2013-11-14
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 021-205057

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 2013, there were 15,635,073 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	84,904	$125
Development Costs	4,000	-

Total Current Assets	88,904	125

Assets From Discontinued Operations	-	23,604

Total Assets	88,904	$23,729

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	205,364	$940
Accrued interest	-	548
Accrued interest, related party	-	3,098
Note payable	-	15,074
Note payable, related party	61,100	29,813
Liabilities from discontinued operations	-	11,193
Convertible note payable, related party, net of $8,958 discount	1,042	-
Convertible note payable, net of $104,999 discount	17,779	-

Total Current Liabilities	285,285	60,666

Total Liabilities	285,285	60,666

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	130	-
Common Stock, $0.001 par value, 300,000,000 authorized, 15,435,994 and 24,000,000 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	15,436	24,000
Additional Paid-in Capital	511,869	(6,000)
Deficit Accumulated During the Developmenet Stage	(723,816)	(54,937)

Total Shareholder's Equity (Deficit)	(196,381)	(36,937)

Total Liabilities & Shareholder's Equity (Deficit)	88,904	$23,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended				From Inception January 5, 2011 Through
	September 30,		September 30,				September 30,
	2013	2012	2013		2012		2013

Revenues	$-	$-	$		$		$-

Operating Expenses
General & Administrative	98,056	1,644		279,499		5,012	290,666
Professional Fees	139,990	1,619		368,455		6,269	407,487

Total Operating Expenses	238,046	3,263		647,954		11,281	698,153

Net Operating Loss	(238,046)	(3,263)		(647,954)		(11,281)	(698,153)

Other Income (Expense)
Interest Expense	(19,338)	(674)		(20,925)		(1,801)	(24,571)

Total other Income (Expense)	(19,338)	(674)		(20,925)		(1,801)	(24,571)

Loss before Taxes	(257,384)	(3,937)		(668,879)		(13,082)	(722,724)

Income Taxes	-	-		-		-	-

Net Loss From Continuing Operations	(257,384)	(3,937)		(668,879)		(13,082)	(722,724)

Loss From Discontinued Operations	-	-		-		-	(1,092)

Net Loss	$(257,384)	$(3,937)		$(668,879)		$(13,082)	$(723,816)

Basic and diluted loss per share for continuing operations	$(0.02)	$(0.00)		$(0.05)		$(0.00)

Weighted Average Shares Outstanding	15,353,098	24,000,000		13,502,074		24,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception January 5, 2011 Through September 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net (Loss)	(668,879)	(13,082)	$(723,816)
Items to reconcile net loss to net cash used in operating activities:
Reclassify prepaid expenses	-	(11,951)	-
Wages, rent and interest contributed to capital	63,210	-	63,210
Common stock issued for services	259,367	-	259,367
Amortization of debt discount	18,821	-	18,821
Increase in accounts payable	184,011	15,221	184,551
Increase in accrued interest, related party	-	1,674	3,098
Increase in accrued interest	-	127	548
Increase in accrued expenses	-	3,163	-

Net cash used in continuing operations	(143,470)	(4,848)	(194,221)
Net cash used in discontinued operations	-	-	(12,011)
Net cash used in operating activities	(143,470)	(4,848)	(206,232)

Cash Flows from Investing Activities
Cash acquired in business acquision	2,149	-	2,149
Net cash provided by investing activities	2,149	-	2,149

Cash Flows from Financing Activities
Proceeds from note payable, related party	6,600	4,800	36,413
Proceeds from convertible nots payable	119,500	-	119,500
Proceeds from sale of common stock	100,000	-	118,000
Proceeds from notes payable	-	-	15,074

Net cash provided by financing activities	226,100	4,800	288,987

Net increase (decrease) in cash	84,779	(48)	84,904

Cash Balance at Beg of Period	125	209	-
Cash Balance at End of Period	84,904	161	$84,904

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

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2013, the Company had incurred cumulative losses of $723,816 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements include any adjustments relating to the discontinued operations of the previous company but do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2013, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3M in capitalization in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary IP product) along with the release of the games as well as the marketing and PR expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers. The anticipated number of pick-ups is two. The capitalization would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5m to $3M; cumulatively of $5M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 3 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

On numerous dates from January 13, 2011 through June 12, 2012, the Company received unsecured loans from the Company’s former president bearing interest at 8% and due on demand. On March 26, 2013, the Company entered into an Exchange Agreement with the former president whereby these notes totaling $29,813 and accrued interest on the related notes payable totaling $3,646 were assumed by the former president in exchange for inventories from discontinued operations. The balance for this related party note was $0 and $29,813 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the Company has a loan payable to an officer of the Company in the amount of $58,600. This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012. The loan is unsecured, is due on demand and bears interest at 3.5% per annum. Accrued interest was $0 and $0 as of September 30, 2013 and December 31, 2012, respectively, as interest for this loan payable is contributed to capital.

Convertible Notes Payable

During July 2013, the Company received $9,000 in exchange for a Convertible Note with a maturity value of $10,000 and a warrant to purchase up to 33,334 shares of the Company’s common stock for a period of two years at a price of $0.60 per share. The convertible note is unsecured, due one year from the date of issue and accrues interest at a rate of approximately 10% per annum.

The Company valued the warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount is being amortized over the life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the nine months ended September 30, 2013, the Company amortized $1,042 of the of debt discount to interest expense.

Note 4 - Notes Payable and Convertible Notes Payable

Notes Payable

On numerous dates from January 5, 2011 and December 31, 2012, the Company received unsecured notes totaling $15,074 bearing interest at 8% and due on demand. Accrued interest related to these loans totaled $892. On March 26, 2013, the Company entered into an Exchange Agreement with this note holder wherein these notes assumed by the note holder in exchange of inventories from discontinued operations. The balance for this note payable was $0 and $15,074 as of September 30, 2013 and December 31, 2012, respectively.

Convertible Notes Payable

During August 2013, the Company received a total of $119,500 in exchange for three convertible notes with a maturity values totaling $122,778 and warrants to purchase up to 245,556 shares of the Company’s common stock for a period of two years at a price of $0.75 per share. The convertible notes are unsecured, due one year from the date of issue and accrue interest at a rate of approximately 10% per annum.

The Company valued the warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount is being amortized over the life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the nine months ended September 30, 2013, the Company amortized $17,779 of the of debt discount to interest expense.

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

The following is a pro forma balance sheet as of September 30, 2013 and pro forma income statements for the nine months ended September 30, 2013:

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Interactive Inc.	Consolidation	Soul and Vibe Interactive Inc. and Subsidiary
	9/30/2013	9/30/2013	Entry	9/30/2013

ASSETS

Current Assets
Cash & Cash Equivalents	$(389)	$85,293		$84,904
Development costs	4,000	-		4,000

Total Current Assets	3,611	85,293		88,904

Assets From Discontinued Operations	-	-		-

Total Assets	$3,611	$85,293		$88,904

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$14,302	$191,062		205,364
Loan from Shareholder - current portion	58,600	2,500		61,100
Convertible notes payable, related party, net of $8,958 discount	-	1,042		1,042
Convertible notes payable, net of $104,999 discount	-	17,779		17,779
Intercompany payable (receivable)	6,081	(6,081)		-

Total Current Liabilities	78,983	206,302		285,285

Total Liabilities	78,983	206,302		285,285

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued	-	130		130
Common Stock, $0.001 par value, 300,000,000 authorized, 15,435,994 issued & outstanding	18,000	15,436	(18,000)	15,436
Additional Paid-in Capital	207,729	520,212	(216,072)	511,869
Accumulated Deficit	(301,101)	(656,787)	234,072	(723,816)

Total Shareholder's Equity (Deficit)	(75,372)	(121,009)		(196,381)

Total Liabilities & Shareholder's Equity (Deficit)	$3,611	$85,293	-	$88,904

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Interactive Inc.	Consolidated
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Revenues	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General & Administrative	4,594	215,782	220,376
Legal & Professional Expense	12,099	366,356	378,455
Rent or Lease Expense	6,750	-	6,750
Wage Expense	63,000	-	63,000

Total Operating Expenses	86,443	582,138	668,581

Operating Loss	(86,443)	(582,138)	(668,581)

Other Income (Expense)
Interest Expense	(1,466)	(19,713)	(21,179)
Gain on exchange of assets	-	-	-

Total other Income (Expense)	(1,466)	(19,713)	(21,179)

Net Loss before Taxes and
Discontinued Operations	(87,909)	(601,851)	(689,760)

Income Tax	-	-	-

Loss From Discontinued Operations	-	-	-

Net Loss	$(87,909)	$(601,851)	(689,760)

Note 6 – Exchange Agreement

On March 26, 2013, the Company entered into an Exchange Agreement with Pauline Carson and BK Consulting. Pursuant to the Agreement, the Company exchanged all inventories from discontinued operations totaling $23,604 to Carson and BK in exchange for assuming the liability of notes payable plus accrued interest totaling $49,425 and accounts payable totaling $13,692 from the Company and forgiving the Company of any liability for the notes and accounts payable. As a result of the Exchange Agreement, the Company recognized additional paid in capital of $38,913 during the nine months ended September 30, 2013.

Note 7 – Discontinued Operations

Pursuant to the Agreement, Soul became a wholly owned subsidiary of SVI. Subsequent to entering into the Agreement, the Company’s management elected to discontinue the operations of its energy liquid-gel capsule business. As such, all assets, liabilities and expenses of the energy liquid-gel business have been presented as discontinued operations in the consolidated financial statements. The following is a summary of those assets and liabilities as of September 30, 2013 and December 31, 2012 and expenses as of September 30, 2013 and 2012 and from Inception January 5, 2011 through September 30, 2013:

	September 30, 2013	December 31, 2012
ASSETS
Inventory	$-	23,604
Total Assets	$-	$23,604

CURRENT LIABILITIES
Accounts payable	$-	$11,193
Total Current Liabilities	$-	$11,193

	For the Nine Months Ended September 30,		From Inception January 5, 2011 Through Sept 30,
	2013	2012	2013
Operating Expenses
General and administrative	$-	$-	$1,092
Loss From Discontinued Operations	$-	$-	$1,092

Note 8 – Common Stock and Common Stock Warrants

Common Stock

On August 1, 2013, the holder of a majority of the shares of common stock of the Company approved a reverse split of such shares by a ratio of 1 for 3. The Company filed the certificate of amendment to its articles of incorporation with the State of Nevada effectuating the Reverse Split on August 7, 2013, which Reverse Split was approved by the Financial Industry Regulatory Authority, Inc. on August 9, 2013 and became effective in the State of Nevada on August 12, 2013.

During the nine months ended September 30, 2013, the Company sold 333,334 shares of its common stock and a warrant to purchase 333,334 common shares to an investor pursuant to a Stock Purchase Agreement (SPA) for $100,000. The warrants are redeemable six-months after the date of the grant, are exercisable at a price of $0.15 per share and expire five-years from the date of grant.

During the nine months ended September 30, 2013, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 96,477 shares of common stock for services, 46,667 common shares upon execution of the advisory board agreement and thereafter a value equal to $1,000 for each month of engagement.

The Company issued 56,412 common shares to an individual for consulting services rendered for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 102,776 shares for investor relations services.

During the nine months ended September 30, 2013, the Company entered into the Return to Treasury Agreement with its sole director and chief executive officer as well as the majority shareholder of its shares of common stock pursuant to which the Company issued 130,000 shares of its newly created Series B Preferred Stock, par value $.001 per share, in exchange for the surrender of 21,486,431 shares of the Company’s common stock.

Common Stock Warrants

During the nine months ended September 30, 2013, the Company sold 333,334 shares of its common stock pursuant to a Stock Purchase Agreement and issued a warrant to purchase 333,334 shares of common shares. The warrants are redeemable six-months after the date of the grant, and are exercisable at a price of $0.15 per share and expire five-years from the date of grant.

During July 2013, in conjunction with the issuance of a Convertible Note, the Company issued a warrant to purchase up to 33,334 shares of the Company’s common stock for a period of two years at a price of $0.60 per share.

During August 2013, in conjunction with the issuance of three Convertible Notes, the Company issued warrant to purchase up to 245,556 shares of the Company’s common stock for a period of two years at a price of $0.60 per share.

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the three months ended September 30, 2013 include (1) risk-free interest rates between 0.13% to 0.32%, (2) lives of 2 years, (3) expected volatility of between 375% to 417%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

The following table summarizes the outstanding warrants and associated activity for the nine months ended September 30, 2013:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2012	-	-	-
Granted	612,224	$0.28	4.37
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2013	612,224	$0.28	4.06

Note 9 – Preferred Stock

On July 28, 2013, the Board authorized the designation of a new series of preferred stock out of its available Preferred Stock once such Preferred Stock had been created pursuant to the Amendment of Series B Preferred Stock. On July 30, 2013, the Company filed the Certificate of Designation of the Series B Preferred Stock with the Secretary of State of the State of Nevada. Each such share of Series B Preferred Stock entitles its holder to vote the equivalent of 1,000 shares of common stock at the record date for the determination of shareholders entitled to vote on any matter coming before the common shareholders or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. The Series B Preferred Stock has no stated value, is not convertible into other securities of the Company and has no liquidation preference.

Note 10 – Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855 to include the following.

On October 18, 2013, the Company completed the closing of a private placement financing transaction with an accredited investor, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Investor purchased a 10% Convertible Debenture in the aggregate principal amount of $184,211, for gross proceeds of $175,000, excluding transaction costs, fees and expenses, and agreed to purchase another such Debenture within 30 days of the initial closing upon virtually identical terms. Interest on the Debenture is payable in the amount of 10% of the principal amount, regardless of how long the Debenture remain outstanding. Principal and interest is due and payable July 18, 2014, six months after the date of the Debenture. The Debenture is convertible into shares of the Company’s common stock at any time at the discretion of the Investor at an initial conversion price per share of $0.195, subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Company may redeem the Debenture, subject to prior notice to the Investors, by paying an amount equal to 130% of the principal and interest payable under the Debenture. As long as the Debenture is outstanding, the Investor has a right of first refusal, exercisable for three business days after notice to the Investor, to purchase to purchase securities proposed to be offered and sold in the future by the Company in a transaction primarily for purposes of financing the operations or business of the Company. Securities proposed to be offered in certain exempt transactions are excluded from the right of first refusal. Pursuant to the terms of the Purchase Agreement, the Company agreed to use the net proceeds from the Transaction substantially for working capital purposes, and agreed not to use the net proceeds for the satisfaction of outstanding indebtedness other than payment of trade payables in the ordinary course of business, the redemption of any common stock, or the settlement of any outstanding litigation.

During October, the Company granted 32,226 common shares to its advisory board for services.

During October, the Company granted 166,853 common shares to consultants for services.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2013	2012
Current Assets	$88,904	$125
Current Liabilities	285,285	60,666
Working Capital (Deficit)	$(196,381)	$(60,541)

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash Flows Used in Operating Activities	$(143,470)	$(4,848)
Cash Flows Provided by Investing Activities	2,149	-
Cash Flows Provided by Financing Activities	226,100	4,800
Net Increase (Decrease) in Cash During Period	$84,779	$(48)

Balance Sheet

As at September 30, 2013, the Company had total assets of $88,904 compared with total assets of $23,729 as at December 31, 2012. The assets are mainly comprised of cash and software development costs.

The Company had total liabilities of $285,285 at September 30, 2013 compared with $60,666 as at December 31, 2012. The increase in total liabilities is mainly attributable to increased accounts payable associated with marketing and legal.

Operating Expenses

During the three months ended September 30, 2013, the Company incurred operating expenses totaling $238,046 compared with $3,263 for the three months ended September 30, 2012. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations. During the nine months ended September 30, 2013, the Company incurred operating expenses totaling $647,954 compared with $11,281 for the nine months ended September 30, 2012. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Net Loss

During the three months ended September 30, 2013, the Company realized net loss of $257,384 compared with a net loss of $3,937 for the three months ended September 30, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses related to the commencement of initial operations. During the nine months ended September 30, 2013, the Company realized a net loss of $668,879 compared with a net loss of $13,082 for the nine months ended September 30, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses related to the commencement of initial operations.

1

Liquidity and Capital Resources

As at September 30, 2013, the Company had a cash balance of $84,904 and a working capital deficit of $196,381 compared with a cash balance of $125 and working capital deficit of $60,541 at December 31, 2012. The increase in working capital is mainly due to an increase in the cash balance.

Cash Flows from Operating Activities

During the nine months ended September 30, 2013, the Company used $143,470 of cash flow from operating activities compared with use of $4,848 of cash flow during the nine months ended September 30, 2012. The increase in the use of cash flow for operating activities is mainly due to an increase in accounts payable and common stock issued for services.

Cash Flows from Investing Activity

During the nine months ended September 30, 2013, the Company received $2,149 of cash flow from investing activities compared with $0 of cash flow during the nine months ended September 30, 2012. The increase in the receipt of cash flow for investing activities is mainly due to business acquisitions.

Cash Flows from Financing Activities

During the nine months ended September 30, 2013, the Company received $226,100 of cash flow from financing activities compared with the receipt of $4,800 of cash flow during the nine months ended September 30, 2012. The increase in cash provided by financing activities is mainly due to common stock for cash.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2013, advisory board members were issued a total of 59,488 shares of common stock for services.

We issued 49,745 common shares to an individual for consulting services rendered for the three months ended September 30, 2013.

During the three months ended September 30, 2013, we sold convertible notes in the aggregate amount of $119,500 and used the funds for working capital. These notes are convertible into shares of common stock at $0.50 per share.

During the three months ended September 30, 2013, we sold a convertible note to a related party in the aggregate amount of $9,000 and used the funds for working capital. This note is convertible into shares of common stock at $0.30 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

3

ITEM 6. EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer+
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2013.

Soul and Vibe Interactive Inc.

Date: November 14, 2013	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

5