Form 10-K
period 2013-12-31
Soul & Vibe Interactive Inc.
filed 2014-03-31
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 000-55091

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2013, based upon the $0.69 per share closing price of such stock on that date (as adjusted for the reverse split effective August 12, 2013), was $7,329,443.

There were 18,587,900 shares of common stock outstanding as of March 31, 2014.

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

PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K, all references to “we”, “our” and “us” for periods prior to the closing of the Exchange refer to Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul”) as a privately owned company, and for periods subsequent to the closing of the Exchange, refer to the Company and its subsidiaries (including Soul). All share figures in this Annual Report reflect the effectuation of the Reverse Split discussed on page 2 hereof.

Background

Exchange Agreement. On February 5, 2013, Soul and Vibe Interactive Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Soul and the sole shareholder of Soul (the “Shareholder”). Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the Shareholder exchanged an aggregate of 6,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding (the “Soul Shares”) for an aggregate of 12,333,334 shares of the Company’s common stock (the “Common Stock”). The Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange. The closing of the Exchange took place on February 6, 2013. There were no rights to acquire any equity interests of Soul prior to the closing of the Exchange. Subsequent to the consummation of the Exchange, the Company had 36,333,334 shares of Common Stock issued and outstanding.

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

Return to Treasury Agreement. On July 28, 2013, the Company entered into the Return to Treasury Agreement with its sole director and chief executive officer as well as the majority shareholder (the “Holder”) of its shares of Common Stock pursuant to which it agreed to issue to the Holder 130,000 shares of its newly created Series B Preferred Stock, par value $.001 per share (the “Series B Preferred Stock”), in exchange for the surrender by the Holder of 21,486,431 of his shares of Common Stock once such shares of Series B Preferred Stock have been designated. The shares of Series B Preferred Stock were issued to the Holder effective July 28, 2013.

Reverse Split. On August 1, 2013, the holder of a majority of the shares of Common Stock approved a reverse split of such shares by a ratio of 1 for 3 (the “Reverse Split”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Reverse Split on August 7, 2013. The Reverse Split became effective in the State of Nevada on August 12, 2013. The Reverse Split became effective on the OTC Bulletin Board (the “OTC BB”) on August 12, 2013, having been approved by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on August 9, 2013. As a result of the Reverse Split, each three (3) shares of Common Stock issued and outstanding prior to the Reverse Split were converted into one (1) share of Common Stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock have been proportionally adjusted. All references to common stock have been retroactively restated.

Overview

The Company is a video and computer games company. We develop, publish, and digitally distribute interactive entertainment for video game consoles, mobile and augmented reality/wearable tech devices, and personal computers.  We have generated virtually no revenue since our inception. However, we released our first product in the 1st quarter of 2014. The release was Timeless Gems, an innovative "match-3" game that features board game elements. Timeless Gems was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) in February and March 2014. These releases have begun to generate a degree of revenue for the Company. Our operations to date have been financed by Mr. Chiodo, our sole officer, and independent accredited investors who have entered into private finance transactions with us.

The Company intends to focus its operational strategy on the development of product for a variety of hardware platforms: video game consoles (for example: Xbox 360 and PlayStation 3), mobile (for example: Apple iOS and Android devices, and Windows Phones), augmented reality/wearable tech devices (for example: Vuzix-branded hardware and Google Glass), and personal computers (for example: PC and Mac and browser applications such as Facebook). Our products are also anticipated to be released on portable video game consoles (for example: PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Products will be designed for specific hardware platforms; not all products will be released on all hardware platforms.

Most of the Company’s products are expected to be digitally distributed (via download) through a “First Party” distribution store (for example: Microsoft Corporation’s Marketplace, Apple Inc.’s App Store, Google’s Google Play, etc.). Some of the Company’s products may bear licensed-brands through which there is potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

The Company’s products are focused within three core areas: Licensed-brand games, internally-generated intellectual property (“IP”) based games, and so-called “Pick-Ups.” Pick-ups are games developed (and financed) by independent software developers located throughout the world. Oftentimes, these independent software developers are looking for a publishing partner such as the Company as they tend to: (i) lack the marketing/publicity infrastructure and relationships to properly bring a game to market, (ii) need to partner with a company in possession of platform-specific publishing licenses, and/or (iii) require some additional capital to complete the development cycle. The Company can acquire the games created by these independent software developers for either a flat fee or a combination of a flat fee and a small “back-end” royalty that is payable once the Company recoups its costs. Pick-ups could be beneficial for the Company as they represent products that can often be quickly brought to market and subsequently fill in the gaps between the releases of the “bigger” Licensed-Brand and internally-generated IP-based games. This allows the Company to establish a recurring release calendar that: (i) distributes revenues across a fiscal year and (ii) provides a steady stream of content for our users and games industry media to talk about, thus reinforcing our Soul and Vibe brand as a publishing label. It is anticipated that a large portion of the Company’s product portfolio in fiscal year 2014 will be comprised of pick-up opportunities.

Games the Company intends to develop from concepts and publish as final products

Our six licensed-brand and internally-generated Soul and Vibe IP-based games consist of: “The Wheaties Challenge,” “Bugaboo,” a virtual-pet game that may bear a licensed-brand, “The Dragon Wars,” “Grimwhiskers,” and “Last Day On Earth” (L.D.O.E.) Each product is in pre-production. Specifically:

The Wheaties Challenge. The Wheaties Challenge is an adrenaline-charged arcade sports compilation for console, mobile, and PC/Mac. The game promotes family health and wellness, is sponsored by General Mills, and features Wheaties as its signature brand.

The Wheaties Challenge has a projected development schedule of 12 months. We anticipate releasing this project in 2015. (The externally contracted software development team we have selected for The Wheaties Challenge project can hire contingent staff to increase development capacity should it be deemed appropriate to do so.) The Wheaties Challenge has a conceptual treatment that was presented to Microsoft Corporation (“Microsoft”) and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently anticipates launching “Wheaties” in 2015. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

The Wheaties Challenge has had high-level feature/content scope reviews with independently owned-operated software development teams located all over the world. Based on the high-level feature/content scope reviews that have been conducted with the Company’s prospective development partners for the product, it is estimated to cost approximately $1.2M to $1.5M (on average) to develop and bring The Wheaties Challenge to market.

Bugaboo. Bugaboo is an action-puzzle game for consoles, mobile devices, and personal computers. The core play mechanic is Shadow Weaving: Shape and/or sneak through pockets of darkness, pilfer the property of others through a combination of movement, gadgets, and stealth, and escape the scene of the crime under the pressure of time.

Bugaboo is an internally-generated Soul and Vibe IP whose primary character set and backstory is anticipated to be introduced to users in a companion app on mobile platforms and Facebook that is slated for release in the 2nd quarter of 2014. The formal Bugaboo project has a projected development schedule of 16 months and the Company anticipates a release in 2015. The externally contracted software development team we have selected for the Bugaboo project can hire contingent staff to increase development capacity should it be deemed appropriate to do so. Bugaboo has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Bugaboo” in 2015. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

Bugaboo has had high-level feature/content scope reviews with independently owned-operated software development teams located all over the world. Based on the high-level feature/content scope reviews that have been conducted with the Company’s prospective development partners for the product, it is estimated to cost approximately $1.2M to develop and bring Bugaboo to market.

Virtual-Pet Game. A virtual-pet game that stars man’s best friend. It appeals to dog fans of all ages, both casual and enthusiastic. The Company is pursuing a licensed brand for this title. The Company will disclose the licensed-brand partner once it has been signed.

The Virtual-Pet Game has a projected development schedule of 12 months. Contingent upon the timing of financing and working off of a staggered development calendar, the Company anticipates a release in late 2015. The Virtual-Pet Game has a conceptual treatment that was presented to Microsoft and to Sony as part of the process for securing our publishing licenses. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

The Virtual-Pet Game has had high-level feature/content scope reviews with independently owned-operated software development teams located all over the world. Based on the high-level feature/content scope reviews that have been conducted with the Company’s prospective development partners for the product, it is estimated to cost approximately $800K to 1.2M (on average) to develop and bring The Virtual-Pet Game to market.

The Dragon Wars. A band of heroic warriors and a mob of monstrous villains battle it out in the skies and on the ground for the ultimate control of a fantastical world in “The Dragon Wars” (which is a working title), a character-driven battle game for consoles, mobile devices, and personal computers. Stylistically, it combines over-the-top characters reminiscent of the classic 1980s toy lines with The Lord of the Rings-esque dynamic ground battles.

The Dragon Wars is an internally-generated Soul and Vibe IP. Contingent upon the timing of financing and working off of a staggered development calendar, the Company anticipates a release in late 2015/early 2016. The Dragon Wars has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

The Dragon Wars has had high-level feature/content scope reviews with independently owned-operated software development teams located all over the world. Based on the high-level feature/content scope reviews that have been conducted with the Company’s prospective development partners for the product, it is estimated to cost approximately $1.5M (on average) to develop and bring The Dragon Wars to market.

Larva Game Studios. In July 2013, the Company announced a development relationship with the Mexico-based software development company, Larva Game Studios (“Larva.”) Larva is the formally announced developer of two games and has been working with Soul and Vibe on the pre-production of both.

Grimwhiskers. A band of ne’er-do-well pirates is on a quest to recover their most prized possession, their ship, from a diabolical and seemingly smarter enemy in Grimwhiskers (which is a working title) a side scrolling, action game for consoles, mobile devices, and personal computers.

Grimwhiskers is an internally-generated Soul and Vibe IP with a projected development schedule of 14 months. Contingent upon financing and based on a staggered release, we anticipate a release in 2015. Larva, as an externally contracted software development team can hire contingent staff to increase development capacity should it be deemed appropriate to do so.) Grimwhiskers has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Grimwhiskers” in the late summer/early fall of 2015. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

Last Day On Earth. The Earth as a whole faces a looming catastrophe, as an alien race called The Hive has successfully breached every developed nation's defenses and is now systematically attempting to destroy all of mankind. It's up to the remaining survivors to protect the last bastion on Earth, the island of Utopia. Last Day On Earth blends the gripping action of a third-person shooter with the strategic building and defending gameplay of a tower defense game.

To view the game’s teaser please visit: www.ldoegame.com or http://www.youtube.com/soulandvibe.

Last Day On Earth is an internally-generated Larva Game Studios IP with a projected development schedule of 12 months. We anticipate a release in 2015. Larva, as an externally contracted software development team can hire contingent staff to increase development capacity should it be deemed appropriate to do so. Contingent upon the timing of financing, the Company presently intends to launch “Last Day On Earth” in the late spring/early summer of 2015. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

Both Grimwhiskers and Last Day On Earth will be developed as part of an incentive driven finance program for the motion picture and video and computer games industries that is offered by the Mexican government. Larva has attracted an investment of $1M from the Mexican government program. With a $1M match from Soul and Vibe, both Grimwhiskers and Last Day On Earth will be developed; the cumulative price for both games is cheaper than the cost of both games being developed separately elsewhere in the world. In addition to significant development cost savings for the Company, the relationship with Larva represents a strategic advantage for the Company. The relationship for Larva paves the way for new relationship within the emerging Latin American market with developers, distributors, and marketing/publicity channels.

Publishing

Our business is primarily focused on developing, publishing, and marketing interactive entertainment software for multiple platform categories: Console, mobile and augmented reality/wearable tech devices, and personal computers. In regards to console publishing, we have entered into publishing agreements with hardware platform manufacturers such as Microsoft Corporation and Sony (through Sony Computer Entertainment of America, LLC). Our publishing agreements with these entities are for non-exclusive licenses, both for the rights to publish and to develop titles for their hardware platforms. These agreements form a foundation for our business. We must maintain a license to develop and publish titles for each console platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses are with Microsoft (for the Xbox 360, Windows 8, Windows Live, and Windows Phone) and with Sony (for the PlayStation 3 and PlayStation Vita). Our publishing licenses with Microsoft and Sony require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party hardware manufacturers.

Effective August 8, 2012, the Company became an approved developer and publisher of games and games-related content for the Microsoft hardware platforms that include: Xbox 360 (and the associated Xbox Live), Windows Live, Windows 8, and the Windows Phone.

Effective August 8, 2012, we entered into a publisher license agreement with Microsoft to develop and/or publish software products running on the Xbox 360 video game and entertainment system, Windows 8, Windows Live, and Windows Phone and license proprietary materials from Microsoft (the “Microsoft Agreement”). Effective May 8, 2013, we entered into a new publisher license agreement with Microsoft (the “New Microsoft Agreement”). The New Microsoft Agreement was disclosed as part of an official filing. The Company has obtained confidential treatment for certain terms of the New Microsoft Agreement.

In September 2012, the Company became an approved developer and publisher of games and games-related content for the Sony platforms that include: PlayStation3, PlayStation Vita, and the PlayStation Network.

On September 27, 2012, we entered into a licensed publisher agreement (the “SCEA Agreement”) with Sony Computer Entertainment America LLC (“SCEA”). Under the SCEA Agreement, SCEA granted us a non-exclusive license to publish, develop, have manufactured, market, distribute and sell software for Sony's PlayStation 3, in the United States and Canada. The term of the SCEA Agreement was until March 31, 2013, but automatically extends for additional one-year terms thereafter, unless either party provides the other with written notice of its election not to so extend on or before January 31 of the applicable year. The SCEA Agreement was disclosed as part of an official filing.

Licensing

Effective September 2011, Soul entered into a trademark license agreement with Gcom Enterprises, Inc., an affiliate of General Mills, which expires on December 31, 2015, subject to extension (the “GM Agreement”). Under the terms of the GM Agreement, the Company is able to develop and publish sports-themed “Wheaties” branded video and computer games as well as games-related content based on General Mills breakfast cereal and food-product mascot intellectual properties (“IP”). A minimum guarantee is due to General Mills in installments; this minimum guarantee will be offset against the royalties in the mid-single digits payable by the Company to General Mills on the sale of the Company's “Wheaties” branded, and General Mills IP associated, games and games-related content. The foregoing is a summary of the material terms of the GM Agreement and does not purport to be complete. The GM Agreement was disclosed as part of an official filing. The Company has obtained confidential treatment for certain terms of the GM Agreement.

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

Thanks to the rapid proliferation of “smart-phones” in recent years, mobile devices that once were used only for communication now play host to myriad features. Surf the Internet, communicate via email, text, chat via audio or video, and access, “on demand,” diverse entertainment content choices (including games) while on the go. “Smart phones” have rapidly encroached on the portable video game market that was established by Nintendo’s Game Boy in 1989. This is significantly expanding the number of hardware platforms on which games are played as well as the consumer base who plays them.

Currently, ideas about how game console and mobile products might be able to “talk to one another” are taking shape. The execution of these ideas are expanding play experiences and creating new marketing vehicles and revenue generating mechanisms for games as an entertainment category.

General Market Analysis

The video and computer games industry is very mature when it comes to distributing and marketing content at retail since it is more than 30 years old. However, it is in its infancy when it comes to digitally distributing and marketing the same content.

Snapshot: Video Game Consoles: In 2005, Microsoft launched the Xbox 360 video game console. Leading up to its release, Microsoft claimed that the gaming device would be “online, all the time” thanks to the annual subscription based service, Xbox Live. Eight+ years into its life cycle, the console now plays host to an installed base of over 80 million users (world-wide) who readily purchase both retail and digitally distributed game content. Users can purchase DVD based titles at retail for prices ranging (on average) from $39.99 to $59.99. Best yet, a title’s “shelf life” can be extended via a digital distribution mechanism on Xbox Live. Smaller scope offerings can be downloaded directly to a user’s console for $4.99, $10.99, $14.99, or $19.99. Users can purchase “experience expanding” content packages for retail and digitally distributed games via download as well. Sony (with the PlayStation 3) and Nintendo (with the television-based Wii and Wii U and the portable video game consoles such as DS and 3DS) have subsequently followed suit (2006) with similar content release strategies. In general, the practice of purchasing (with real-world currency) “consumables” (in game items that are used, or consumed, in game) popularized on browser-based and mobile platforms is making its way to consoles.

There is a variety of “publishing” players in the contemporary video game console market:

•	Large software publishers are the darlings of retail. Their “AAA” products drive traffic to brick and mortar store locations and boost shelf-space return on investment thanks to healthy marketing and promotional budgets. The number and diversity of titles produced give retail buyers the opportunity to swap out older/under-performing titles with new, fresh offerings, reducing the risk of carrying large physical inventories. However, large publishers are gradually devoting more resources to the digital distribution of content. The significant reduction in COGS preserves cash flow, cash that can be applied toward the acquisition of small publishers who specialize in digital distribution and direct marketing of content to consumers.

•	Middle-sized companies are trapped in a legacy “retail” business model and are scrambling to adjust their business models to be more nimble (i.e. embrace digital distribution). Many are financing products with money obtained from physical distributors, and they lack the ability to expand to new markets, such as digitally distributed content, as their money is tied-up elsewhere. As distributors and retailers hold onto cash, the middle-sized companies are often squeezed. They are the last to be paid by the firms upon whom they are dependent, reducing their liquidity, eroding their competitive advantage, and undercutting their ability to green-light new products. Less attractive to retail, shelf space is shrinking for them. They offer a smaller product portfolio and lack the marketing and promotional punch of large companies. “Let’s put it out and see what it does” marketing and PR strategies are executed by default. Nearly always, these strategies do not work.

●	New, small companies, such as the Company, are being founded with business models that fully embrace digital distribution, eliminating high-cost cost of goods sold, bypassing retail and traditional distribution channel challenges, and directing sales, marketing, and promotional efforts directly to the consumer. The business models of these companies, like Soul and Vibe Interactive Inc., allow for revenue and shareholder value to be maximized while simultaneously providing consumers with reduced prices for goods and services.

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

Many of our mobile releases are expected to be revenue generating marketing vehicles for our brands (both licensed and internally-generated.) Our mobile product development strategy is to create a combination of stand-alone and “Companion” app products. It is anticipated that “Companion” apps will expand IP awareness and/or have cross-platform integration with console and personal computer versions of the Company’s releases. For licensed-brand products, a mix between stand-alone and “Companion” app offerings is the likely strategy. Internally-generated wholly-owned intellectual property will be more “Companion” app focused as part of an effort to transform our properties into self-sustaining entertainment franchises.

•	Monetized Content and Consumables: Soul and Vibe’s stand-alone and “Companion” app products will feature monetized content and “consumables.” Monetized content and “Consumables” can be shared across the Company’s console, mobile, and personal computer releases.

•	Supported Mobile Platforms: Soul and Vibe’s products are expected to be published on Apple iOS and Android devices, and the (mobile) Windows platform. Where appropriate, the Company may integrate Facebook support for its mobile titles, enabling social media connectivity across platform versions. In addition, where appropriate, the Company may translate products to portable consoles, such as the Nintendo 3DS and the PlayStation Vita.

²	Apple iOS: Soul and Vibe is signed up as a developer/publisher within Apple’s network and has completed the setup of a company profile within the App Store marketplace. The Company will support the iPhone, iPad/iPad Mini, and desktop/laptop lines of Apple branded hardware through games and games-related content distributed via The App Store. It is anticipated that many of the Company’s iOS platform games may connect to (and be playable on) Facebook, as well.

²	Android: Soul and Vibe is signed up as a developer/publisher within Google’s “Google Play” and Amazon’s networks and has completed the setup of a company profile within the Google and Amazon marketplaces. The Company will support Android mobile phones and Android 7, 9, and 10-inch tablets through games and games-related content distributed via The App Store. It is anticipated that many of the Company’s Android platform games may connect to (and be playable on) Facebook, as well.

²	Windows Platform: As noted previously, in addition to its Xbox 360 PLA, Soul and Vibe has secured licensing to develop and publish games and games-related content for the Windows Phone. Soul and Vibe has a separate PLA for the Windows Phone platform. Like Xbox Live Arcade (“XBLA”), the Windows Phone is a “closed” and “managed” platform. There are business and strategic reasons for implementing these features and supporting the platform: Windows Phone product versions can support implementation of Microsoft’s proprietary Avatar game character set and grant the user access to Live, Microsoft’s online gaming service, and Marketplace through which Avatar items can be purchased. It is anticipated that many of the Company’s Windows platform games may connect to (and be playable on) Facebook, as well.

²	Portable Consoles: Where appropriate, the Company may port products to portable consoles, such as the Nintendo 3DS and the PlayStation Vita. PlayStation Vita games can be developed as a cross-platform “companion” and/or “second screen” complement to games on the PlayStation 3 and its successor, the PlayStation 4. It is anticipated that many of the Company’s Windows console titles may connect to (and be playable on) Facebook, as appropriate.

•	Cross-Platform Support: The Company expects to expand consumer awareness for each game franchise, promote interconnectivity between hardware platforms for our games, and amortize development and marketing expenses. Soul and Vibe can interconnect Windows-based phone and tablet versions of its games with the Xbox 360 and its successor, the Xbox One. Similarly, the Company can interconnect Apple iOS and Android device versions of its games with the PlayStation 3 and its successor, the PlayStation 4.

Marketing Strategy

Our marketing strategy focuses on direct interaction with the consumer through social media outlets, direct-to-consumer advertisements on social networks, hardware platform specific cross-promotional partnerships, and a robust user community built around our products through www.soulandvibe.com. The Company believes that a key to building product and brand awareness is to leverage an array of social networks that includes, but is not limited to, Facebook, Twitter, Pinterest, and YouTube. By providing our customers with the means to generate an automatic “status” update post to their user profile, and for their “Friends” to see that customer’s status updates and respond, Soul and Vibe expects to realize the benefit of viral product promotion. Consumer interest is expected to be generated and the Company hopes that sales will be generated at minimal cost to the Company. Our mobile products are expected to connect to (and be playable on) social media platforms such as Facebook.

Through its support of Windows 8 initiatives such as Smart Glass, the Company will be able to cross promote any/all Companion App versions of its products to users based on the particular mobile device they use. The benefits to this cross-promotional effort will include heightened consumer awareness for IP expanding content and monetized consumables.

The above is subject to change, including, but not limited to, the addition of other social media outlets and social networks that may or may not be in existence as of today's date.

The cross-promotional partnerships via social media outlets and social networks are not contemplated in the Company's publisher license agreements. Support is included in the software development kits provided by our license partners and other licensed publishers have previously, and are currently, exploiting cross-promotional partnerships within social media outlets and social networks.

Sales and Distribution

Most of the Company’s products will be digitally distributed (via download) through a “First Party” distribution store (for example: Microsoft Corporation’s Marketplace, Apple Inc.’s App Store, Google’s Google Play, etc.) Some of our products may bear licensed-brands through which there is great potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other of our products will be based on internally generated, wholly owned intellectual properties. Some of our products (depending upon the license attached or the individual internally generated intellectual property) may or may not appeal to select regional territories of the world. The Company will also try to acquire “Pick Up” opportunities, games developed by external third party developers for either a flat fee or a fee and a back-end royalty. It is estimated that licensed-brand and Pick Up products may be good candidates for retail distribution.

It is anticipated that our products and their associated marketing and publicity assets will be localized into E-F-I-G-S (English, French, Italian, German, and Spanish). As appropriate, through post release product updates, additional languages may be added, starting with Russian, Korean, Japanese and Chinese. The Company does not have an internal translation staff. Third party localization firms are expected to be contracted to manage translations.

Competition

Many companies worldwide are dedicated to developing and publishing products for the video and computer games market. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company’s games will be in competition with these companies, such as Zynga, King, Super Cell, Electronic Arts, Activision, Playdom, Ubisoft, Majesco, and others. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As interactive products (games) in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our games and technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Patents, Trademarks and Intellectual Property

Some of our products will be based on internally generated intellectual property, whereas others may involve licensing agreements between the Company and third parties that allow the Company to develop and sell products using that third party’s (usually well known) intellectual properties. Nonetheless, all unique intellectual property generated by the Company including all textual, aural and graphical designs for products (whether or not under a branded license) created by Company employees or its contractors working through work-for-hire agreements executed with the Company, will be owned by the Company. Currently, the Company has the following games in pre-production: “The Wheaties Challenge,” “Bugaboo,” a virtual-pet game that may bear a licensed-brand, “The Dragon Wars,” “Grimwhiskers,” and “Last Day On Earth” (L.D.O.E.) These product names are working titles and may be changed at any time.

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

Employees

As of the date of this offering, we have one (1) employee, our Chief Executive Officer. The Company has two consultants performing the roles of Director of Operations and Quality Assurance (“QA”) Manager. The Company is currently compensating these consultants with restricted stock. It is anticipated that these two consultants will become formal employees of the Company upon receipt of appropriate financing. In July 2013, the Company also announced it has retained a Financial Reporting and Internal Controls consultant. This consultant works closely with company management, accounting staff, external auditors, and legal counsel, and provides accounting, internal control compliance and financial reporting expertise to assist with the preparation of periodic financial statements to be filed with the SEC.

The Company has assembled a Strategic Advisory Board comprised of subject matter experts from the video and computer games industry. Four members of our Advisory Board have been publicly announced as of May 28, 2013 with another two revealed through a publicly distributed shareholder letter in November of 2013.

Address and Telephone Number

Our executive office is located at1660 South Hwy 100, Suite 500, St. Louis Park MN 55416, and our phone number is (763) 400-8040. Our website, www.soulandvibe.com, contains a description of our company, but such website and the information contained on our website should not be viewed as part of this Annual Report.

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

During the twelve months ended December 31, 2013, the Company realized a net loss of $2,270,453 compared with a net loss of $16,742 for the ten months ended December 31, 2012. As of December 31, 2013, the Company had a working capital deficiency of $1,812,630 and a shareholder’s deficit of $1,641,073. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Our independent auditors have expressed doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

In their report on our financial statements included in this Annual Report, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Currently, our Chief Executive Officer supplies office space to the Company at no charge.

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

On August 1, 2013, the holder of a majority of the shares of Common Stock approved the Reverse Split. The Reverse Split became effective on the OTC BB on August 12, 2013, having been approved by FINRA on August 9, 2013. As a result of the Reverse Split, each three (3) shares of Common Stock issued and outstanding prior to the Reverse Split were converted into one (1) share of Common Stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock have been proportionally adjusted. The figures below reflect the Reverse Split.

Year 2012	High	Low
Fourth Quarter	$4.35	$0.93

Year 2013
First Quarter	$1.28	$0.86
Second Quarter	$1.08	$0.69
Third Quarter	$4.44	$0.31
Fourth Quarter	$0.55	$0.17

Year 2014
First Quarter	$0.62	$0.38

Holders. As of March 26, 2014, there were approximately 23 holders of record of our common stock, which excludes those shareholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Sales of Unregistered Securities. During the three months ended December 31, 2013, advisory board members and consultants were issued a total of 482,846 shares of common stock for services.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2013, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

Overview and Outlook

Victory LG, Inc. was formed in the state of Nevada on January 5, 2011 to provide retail sales of an Energy liquid-gel capsule to the general public. On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.). The change of the Company’s name to Soul and Vibe Interactive Inc. was intended to align the Company’s name with management’s marketing plan. The Company’s primary business focus and source of revenue moving forward is the development and publishing (sales) of video and computer game software for home consoles, mobile devices, and personal computers. The Company will primarily sell its products through digital distribution channels and, secondarily by working through strategic partners, at brick-and-mortar stores. The Company's products will be a mix of licensed brand and internally generated, wholly owned intellectual properties.

As stated elsewhere herein, on March 8, 2013, we discontinued entirely the business of Victory LG, Inc. Consequently, this Item 7 discusses the registrant as currently constituted only.

The Company has adopted a fiscal year end of December 31.

Completion of Share Exchange

On February 6, 2013, we completed the acquisition of Soul and Vibe Entertainment, Inc. when we entered into the Agreement with Soul and Vibe Entertainment, Inc. (“Soul”) and, for certain limited purposes, its then sole stockholder. Pursuant to the Agreement, the former stockholder of Soul transferred all of the issued and outstanding shares of common stock to us in exchange for 12,333,334 newly issued shares of our common stock. As a result of the Exchange, Soul became our wholly-owned subsidiary. As of March 8, 2013, the dietary supplement business sector of the Company was discontinued entirely. As a result of the Exchange, the Company’s primary business focus and source of revenue moving forward is the development and publishing (sales) of video and computer game software for home consoles, mobile devices, and personal computers. The Company expects to generate its corporate revenue from the sale of video and computer games. We develop, publish, and digitally distribute interactive entertainment for video game consoles, mobile devices, and personal computers.

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

Thanks to the rapid proliferation of “smart-phones” in recent years, mobile devices that once were used only for communication now play host to myriad features. Surf the Internet, communicate via email, text, chat via audio or video, and access, “on demand,” diverse entertainment content choices (including games) while on the go. “Smart phones” have rapidly encroached on the portable video game market that was established by Nintendo’s Game Boy in 1989. This is significantly expanding the number of hardware platforms on which games are played as well as the consumer base who plays them.

Currently, ideas about how game console and mobile products might be able to “talk to one another” are taking shape. The execution of these ideas are expanding play experiences and creating new marketing vehicles and revenue generating mechanisms for games as an entertainment category.

Plan of Operations

We plan to engage in product development, product release and marketing. Dependent on appropriate financing, the Company intends to begin development of two proprietary IP-based games and acquire an estimated two “pick up” games from independent software developers. The two proprietary IP-based games are anticipated to be released in 2015 and the two “pick-up” games are expected to be released in the first and second/third quarters of 2014. The Company, as a publisher, intends to release each game under the label “Soul and Vibe.” Prior to release, the Company intends to develop and execute a marketing and publicity plan designed to produce a testing plan for each title. As and when each game has been internally approved by the Company’s in-house Quality Assurance (testing) department, it will be submitted to the hardware platform manufacturer (as appropriate) for review and approval. Assuming approval is granted, the title(s) will either be propped to their servers for consumer purchase (download) or sent to a replicator (for physical product). As part of executing this plan, the Company expects to invest, subject to being able to raise the requisite financing, in capital equipment that will be needed to bring the products to market. This is inclusive of development and testing equipment and general hardware for marketing and production management. As the number of products the Company publishes increases, the staff of the Company is expected to increase commensurately. The Company presently anticipates that the staff increases will fall in the following categories: Quality Assurance (testing), marketing and public relations and production management along with the likely integration of consultants in the areas of consumer marketing and sales (retail). In addition, the Company intends to sign a lease for office space, establish its office and undertake and execute marketing and PR initiatives for the Company and the products it intends to release. If the Company is successful in raising the requisite financing in the future, it will: 1) pursue continued development of multiple projects that will be released on multiple hardware platforms and 2) publish them in a “staggered” release.

Results of Operations

Working Capital

	December 31,	December 31,
	2013	2012
Current Assets	$121,718	$125
Current Liabilities	1,934,348	60,666
Working Capital (Deficit)	$(1,812,630)	$(60,541)

Cash Flows

	Twelve months ended	Ten months ended
	December 31, 2013	December 31, 2012
Cash Flows Used in Operating Activities	$(261,197)	$(15,244)
Cash Flows Used in Investing Activities	(165,599)	-
Cash Flows Provided by Financing Activities	541,100	15,094
Net Increase (Decrease) in Cash During Period	$114,304	$(150)

Balance Sheet

As at December 31, 2013, the Company had total assets of $293,275 compared with total assets of $23,729 as at December 31, 2012. The assets are mainly comprised of cash and capitalized development costs.

The Company had total liabilities of $1,934,348 at December 31, 2013 compared with $60,666 as at December 31, 2012. The increase in total liabilities is mainly attributable to increased accounts payable associated with marketing and legal and derivative liability.

Operating Expenses

During the twelve months ended December 31, 2013, the Company incurred operating expenses totaling $901,348 compared with $13,285 for the ten months ended December 31, 2012. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

During the twelve months ended December 31, 2013, the Company realized net loss of $2,270,453 compared with a net loss of $16,742 for the ten months ended December 31, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses related to the commencement of initial operations and loss on derivative instruments.

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

Since our inception on January 5, 2011, we have incurred an accumulated deficit of ($2,325,390). Our cash and cash equivalent balances were $114,429 and $125 at December 31, 2013 and December 31, 2012. On December 31, 2013 and December 31, 2012 we had working capital (deficit) of ($1,812,630) and ($60,541) and total current liabilities were $1,934,348 and $60,666.

During the twelve months ended December 31, 2013, the net cash used for operating activities was ($261,197).  This deficit was due to the adjustment for loss on derivatives.

We operate with limited capital.  We are currently attempting to raise sufficient funds to execute our business plan. We are in discussions with prospective investors to provide funding in the amount of up to $5,000,000 but would also accept funding in the amount of $2,500,000 to $3,000,000 to begin partial execution of our business plan.  The Company would also accept funding in the amount of $500,000 until such time as additional funds could be raised. We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months, though if we only receive an amount of $500,000 we would not be able to commence production of the proprietary IP products in our lineup, our focus would be to acquire and ship pick-up opportunities.

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

During July 2013, we received $9,000 in exchange for a Convertible Note with a maturity value of $10,000 and a warrant to purchase up to 33,334 shares of the Company’s common stock for a period of two years at a price of $0.60 per share. The convertible note is unsecured, due one year from the date of issue and accrues interest at a rate of approximately 10% per annum.

During August 2013, we received a total of $110,500 in exchange for three convertible notes with a maturity values totaling $122,778 and warrants to purchase up to 245,556 shares of the Company’s common stock for a period of two years at a price of $0.75 per share. The convertible notes are unsecured, due one year from the date of issue and accrue interest at a rate of approximately 10% per annum.

During October and November 2013, we received a total of $350,000 in exchange for two convertible debentures with a maturity values totaling $368,422 in June and July of 2014. The Debentures are convertible into shares of the Company’s common stock at any time at the discretion of the Investor at initial conversion prices per share of $0.195 and $0235, respectively, subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Investor may redeem the Debentures, subject to prior notice, by paying an amount equal to 130% of the principal and interest payable under the Debentures. As long as the Debentures are outstanding, the Investor has a right of first refusal, exercisable for three business days after notice to the Investor, to purchase to purchase securities proposed to be offered and sold in the future in a transaction primarily for purposes of financing the operations or business. Securities proposed to be offered in certain exempt transactions are excluded from the right of first refusal. Pursuant to the terms of the Purchase Agreement, we agreed to use the net proceeds from the Transaction substantially for working capital purposes, and agreed not to use the net proceeds for the satisfaction of outstanding indebtedness other than payment of trade payables in the ordinary course of business, the redemption of any common stock, or the settlement of any outstanding litigation.

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

Financing Activities

Net cash provided by financing activities relating to proceeds from the sale of common stock, convertible notes payable and convertible debentures was $541,100 for the twelve months ended December 31, 2013.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2013, our cash balance was $114,429. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated revenue from developed products, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operation, liquidity or capital expenditures.

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

Stock Based Compensation Expense

The Company adopted FASB guidance on stock based compensation upon inception on January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from January 5, 2011 (Inception) through December 31, 2013.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.  In accordance with The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2013 and 2012, the Company had a $1,575,807 and $0 of derivative liabilities, respectively.

Internal-Use Software Development Costs

In accordance with ASC 350, Intangibles – Goodwill and Other Internal-Use Software, the Company capitalizes all game software development costs once upon reaching the application development stage, management has authorized and committed funding to the project and it is probable that the project will be completed. Costs that are capitalized are mainly in the form of fees paid to consultants in the form of cash and common stock of the Company.  General and administrative costs and overhead are not capitalized as cost of internal-use software. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use, generally after all substantial testing is completed.  As of December 31, 2013 and 2012, the Company has capitalized $169,000 and $0, respectively, in internal-use software development costs.  No projects under development have been completed and placed into service as of December 31, 2013.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of financial instruments other than derivative liabilities approximate their current fair values because of their nature and respective maturity dates or durations.  Derivative liabilities are measured at fair value.  The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2013 and 2012:

December 31, 2013:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,575,807	$1,575,807

December 31, 2012:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$-	$-

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,325,390 and a working capital deficit of $1,812,630 at December 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Not applicable.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the ten months ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age, and position of our management as of the date of this Annual Report is as follows:

Name	Age	Position
Peter Anthony Chiodo	42	Chief Executive Officer, President, Treasurer, Secretary, and Director

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

Code of Ethics

On February 5, 2013, the Company adopted a Code of Ethics and Business Conduct.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal year 2013.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)*	All Other Compensation($)	Total ($)
Anthony Chiodo	2013 (1)	- - -	- - -	- - -	- - -	- - -
Chief Executive Officer

(1) While no salary was paid to Mr. Chiodo, an hourly wage computation totaling $77,000 was expensed as of December 31, 2013 for the services he contributed

Compensation of Directors

We have not established standard compensation arrangements for our director and do not have any agreements or understandings to compensate him or any future director for their services as such.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of the date of this Annual Report regarding the beneficial ownership of our common stock, based on 18,587,900 shares of Common Stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Soul and Vibe Interactive Inc., at 1660 South Hwy 100, Suite 500, St. Louis Park, MN 55416.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Peter Anthony Chiodo (1)	137,646,900	92.6%

1. Consists of 7,646,900 shares of common stock and 130,000 shares of Series B Preferred Stock, each of which carries the vote of 1,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2013:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	- - -	NA	- - -

Equity compensation plans not approved by security holders (1)	5,000,000	NA	5,000,000

Total	5,000,000		5,000,000

(1)	Pursuant to our 2014 Equity Incentive Plan, we are authorized to issue an aggregate of 5,000,000 shares of common stock, none of which was issued as at December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2013	HJ & Associates, LLC	$32,000	none	none	none
2012	HJ & Associates, LLC	$15,700	none	none	none

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (6)

3.3	Certificate of Amendment to Articles of Incorporation (7)

3.4	Certificate of Designation of Series B Preferred Stock (6)

3.5	Amended and Restated Bylaws. (2)

4.1	Form of Debenture dated October 18, 2013 (8)

4.2	Form of November Debenture dated November 18, 2013 (9)

10.1	Form of Share Exchange Agreement, dated as of February 5, 2013, by and among the Company, Soul, and Mr. Chiodo. (2)

10.2	Agreement with Microsoft Corporation dated August 8, 2012 (5)*

10.3	Agreement with Sony Computer Entertainment of America, LLC dated September 27, 2012 (3)

10.4	Form of Trademark License Agreement with Gcom Enterprises, Inc., dated as of September 30, 2011 (5)*

10.5	Form of Shareholder Loan Agreement, dated as of July 14, 2011, by and between Soul and Mr. Chiodo (4)

10.6	Form of Addendum to the Shareholder Loan Agreement, dated as of December 31, 2012, by and between Soul and Mr. Chiodo (4)

10.7	Securities Purchase Agreement dated as of October 18, 2013 (8)

10.8	2014 Equity Incentive Plan (10)

10.9	Securities Purchase Agreement dated as of January 23, 2014 (11)

14	Code of Ethics (2)

21	List of Subsidiaries**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

1. Incorporated by reference herein from the Registration Statement on Form S-1/A filed on April 29, 2011.

2. Incorporated by reference herein from the Current Report on Form 8-K filed on February 7, 2013.

3. Incorporated by reference herein from the Current Report on Form 8-K filed on March 18, 2013.

4. Incorporated by reference herein from the Current Report on Form 8-K filed on April 22, 2013.

5. Incorporated by reference herein from the Current Report on Form 8-K filed on May 31, 2013.

6. Incorporated by reference herein from the Current Report on Form 8-K filed on July 31, 2013.

7. Incorporated by reference herein from the Current Report on Form 8-K filed on August 12, 2013.

8. Incorporated by reference herein from the Current Report on Form 8-K filed on October 22, 2013.

9. Incorporated by reference herein from the Current Report on Form 8-K filed on November 21, 2013.

10. Incorporated by reference herein from the Registration Statement on Form S-8 filed on December 31, 2013.

11. Incorporated by reference herein from the Current Report on Form 8-K filed on January 24, 2014.

* This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and are marked by “X.”

** Filed herewith

*** This Certification shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUL AND VIBE INTERACTIVE INC.

March 31, 2014	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

SOUL AND VIBE INTERACTIVE INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Soul and Vibe Interactive Inc. (A Development Stage Company)

1660 South Hwy 100, Suite 500

St. Louis Park, MN 55416

We have audited the accompanying consolidated balance sheets of Soul and Vibe Interactive Inc. (A Development Stage Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2013 and the ten months ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Soul and Vibe Interactive Inc. as of February 29, 2012, and for the year then ended, and from inception (January 5, 2011) through February 29, 2012, were audited by other auditors whose report, dated June 12, 2012, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soul and Vibe Interactive Inc. (A Development Stage Company) and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has a deficit in shareholders’ equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2014

Item 8.  Financial Statements.

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

Balance Sheets

	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$114,429	$125
Debt Issue Cost	7,289	-

Total Current Assets	121,718	125

Fixed Assets
Furniture and Equipment	2,748	-
Accumulated Depreciation	(191)	-

Total Fixed Assets	2,557	-

Other Assets
Development Costs	169,000	-

Total Other Assets	169,000	-

Assets From Discontinued Operations	-	23,604

Total Assets	$293,275	$23,729

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$184,343	$940
Accrued interest	5,905	548
Accrued interest, related party	-	3,098
Note payable	-	15,074
Note payable, related party	36,100	29,813
Convertible note payable, related party, net of $5,397 discount	4,603	-
Convertible notes payable, net of $74,136 discount	48,642	-
Convertible debentures, net of $289,474 discount	78,948	-
Derivative liability	1,575,807	-
Liabilities from discontinued operations	-	11,193

Total Current Liabilities	1,934,348	60,666

Total Liabilities	1,934,348	60,666

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 and no shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	130	-
Common Stock, $0.001 par value, 300,000,000 authorized, 15,918,840 and 24,000,000 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	15,919	24,000
Additional Paid-in Capital	668,268	(6,000)
Accumulated Deficit	(2,325,390)	(54,937)

Total Shareholder's Equity (Deficit)	(1,641,073)	(36,937)

Total Liabilities & Shareholder's Equity (Deficit)	$293,275	$23,729

The accompanying notes are an integral part of these financial statements

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2013	For the Ten Month Period Ended December 31, 2012	For the Year Ended February 29, 2012	From Inception January 5, 2011 Through December 31, 2013

Revenues	$-	$-	$-	-

Operating Expenses
General & Administrative	369,040	5,885	4,602	380,207
Professional Fees	532,308	7,400	31,632	571,340

Total Operating Expenses	901,348	13,285	36,234	951,547

Net Operating Loss	(901,348)	(13,285)	(36,234)	(951,547)

Other Income (Expense)
Interest Expense	(143,298)	(2,365)	(1,271)	(146,944)
Loss on Derivative	(1,225,807)	-	-	(1,225,807)

Total other Income (Expense)	(1,369,105)	(2,365)	(1,271)	(1,372,751)

Loss before Taxes	(2,270,453)	(15,650)	(37,505)	(2,324,298)

Income Taxes	-	-	-	-

Net Loss From Continuing Operations	(2,270,453)	(15,650)	(37,505)	(2,324,298)

Loss From Discontinued Operations	-	(1,092)	-	(1,092)

Net Loss	$(2,270,453)	$(16,742)	$(37,505)	(2,325,390)

Basic and diluted loss per share for continuing operations	$(0.16)	$(0.00)	$(0.00)
Basic and diluted loss per share for discontinued operations	$-	$(0.00)	$-
Total basic and diluted loss per share	$(0.16)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	14,046,016	24,000,000	24,000,000

The accompanying notes are an integral part of these financial statements

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

Statements of Shareholder's Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Shareholder's Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Beginning Balance	-	$-	-	$-	-	$-	$-
Common stock issued for cash (at par value)	-	-	24,000,000	24,000	(6,000)	-	18,000
Net Loss from inception 1/5/11 to 2/28/11						(690)	(690)

Balance at February 28, 2011	-	$-	24,000,000	$24,000	(6,000)	$(690)	$17,310

Net Loss for the year ended February 29, 2012						(37,505)	(37,505)

Balance at February 29, 2012	-	$-	24,000,000	$24,000	(6,000)	$(38,195)	$(20,195)

Net Loss for the ten months ended December 31, 2012						(16,742)	(16,742)

Balance at December 31, 2012	-	$-	24,000,000	$24,000	(6,000)	$(54,937)	$(36,937)

Common stock issued for purchase of subsidiary	-	-	12,333,334	12,333	(12,333)	-	-

Acquisition of subsidiary	-	-	-	-	(71,555)	-	(71,555)

Inventory exchange	-	-	-	-	38,913	-	38,913

Common stock issued for cash	-	-	333,334	333	99,667	-	100,000

Common stock issued for services	-	-	738,510	739	391,871	-	392,610

Preferred stock issued for cancelled common stock	130,000	130	(21,486,431)	(21,486)	21,356	-	-

Debt discount on convertible notes and convertible notes related party	-	-	-	-	119,500	-	119,500

Contribution of wages, interest and rent by officer	-	-	-	-	86,849	-	86,849

Fractional share adjustment for 1-for-3 stock split	-	-	93	-	-	-	-

Net Loss for the twelve months ended December 31, 2013	-	-	-	-	-	(2,270,453)	(2,270,453)

Balance at December 31, 2013	130,000	$130	15,918,840	$15,919	$668,268	$(2,325,390)	$(1,641,073)

The accompanying notes are an integral part of these financial statements

Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2013	Ten Months Ended December 31, 2012	For the Year Ended February 29, 2012	From Inception January 5, 2011 Through December 31, 2013
Cash Flows from Operating Activities
Net (Loss)	$(2,270,453)	$(16,742)	$(37,505)	$(2,325,390)
Adjustments to reconcile net loss to net cash used in operation activities:
Depreciation	191	-	-	191
Amortization of debt issuance costs	2,711	-	-	2,711
Amortization of debt discount	132,192	-	-	132,192
Loss on derivatives	1,225,807	-	-	1,225,807
Wages and interest contributed to capital	86,849	-	-	86,849
Common stock issued for services	392,610	-	-	392,610
Changes in Operating Assets and Liabilites:
Increase (Decrease) in accounts payable	152,991	(109)	649	153,531
Increase in accrued interest	15,905	403	135	16,453
Increase in accrued interest, related party	-	1,962	1,136	3,098

Net cash used in continuing operations	(261,197)	(14,486)	(35,585)	(311,948)
Net cash used in discontinued operations	-	(758)	(10,253)	(12,011)
Net cash used in operating activities	(261,197)	(15,244)	(45,838)	(323,959)

Cash Flows from Investing Activities
Cash acquired in bus comb	2,149	-	-	2,149
Purchased of fixed assets	(2,748)	-	-	(2,748)
Cash paid for development costs	(165,000)	-	-	(165,000)

Net Cash used in investing activities	(165,599)	-	-	(165,599)

Cash Flows from financing activities
Proceeds from note payable	-	13,394	-	15,074
Proceeds from note payable, related party	6,600	1,700	28,013	36,413
Repayment of related party notes payable	(25,000)	-	-	(25,000)
Proceeds from convertible debentures and notes payable	460,500	-	-	460,500
Proceeds from convertible notes payable, related party	9,000	-	-	9,000
Payment of debt issuance costs	(10,000)	-	-	(10,000)
Proceeds from sale of common stock	100,000	-	-	118,000

Net Cash Provided by Financing Activities	541,100	15,094	28,013	603,987

Net increase (decrease) in cash	114,304	(150)	(17,825)	114,429

Cash Balance at Beg of Period	125	275	18,100	-
Cash Balance at End of Period	$114,429	$125	$275	$114,429

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital contribution for asset exchange	$38,913	$-	$-	$38,913
Discount on convertible notes payable	$119,500	$-	$-	$119,500

The accompanying notes are an integral part of these financial statements

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

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards Board (FASB) Accounting Series Codification (ASC) 915 Development Stage Entities. The Company is still devoting substantially all of its efforts to establishing the business. All losses, accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2013 and 2012, the Company had a $1,575,807 and $0 of derivative liabilities, respectively.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements,(ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of financial instruments other than derivative liabilities approximate their current fair values because of their nature and respective maturity dates or durations. Derivative liabilities are measured at fair value. The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2013 and 2012:

December 31, 2013:
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,575,807	$1,575,807

December 31, 2012:
	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$-	$-

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. For the period ended December 31 ,2012, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

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

Recently Issued Accounting Pronouncements

The Company has implemented all recent accounting pronouncements as applicable. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Internal-Use Software Development Costs

In accordance with ASC 350, Intangibles – Goodwill and Other Internal-Use Software, the Company capitalizes all game software development costs once upon reaching the application development stage, management has authorized and committed funding to the project and it is probable that the project will be completed. Costs that are capitalized are mainly in the form of fees paid to consultants in the form of cash and common stock of the Company. General and administrative costs and overhead are not capitalized as cost of internal-use software. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use, generally after all substantial testing is completed. As of December 31, 2013 and 2012, the Company has capitalized $169,000 and $0, respectively, in internal-use software development costs. No projects under development have been completed and placed into service as of December 31, 2013.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2013, the Company had incurred cumulative losses of $2,325,390 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements include any adjustments relating to the discontinued operations of the previous company but do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

 Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2013, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3M in capitalization in order to begin partial execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary IP product) along with the release of the games as well as the marketing and PR expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers. The anticipated number of pick-ups is two. The capitalization would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5m to $3M; cumulatively of $5M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

 Note 3 – Notes Payable and Convertible Notes Payable – Related Party

Notes Payable

On numerous dates from January 13, 2011 through June 12, 2012, the Company received unsecured loans from the Company’s former president bearing interest at 8% and due on demand. On March 26, 2013, the Company entered into an Exchange Agreement with the former president whereby these notes totaling $29,813 and accrued interest on the related notes payable totaling $3,646 were assumed by the former president in exchange for inventories from discontinued operations. The balance for this related party note was $0 and $29,813 as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, the Company has a loan payable to an officer of the Company in the amount of $33,600. This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012. The loan is unsecured, is due on demand and bears interest at 3.5% per annum. Accrued interest was $0 and $0 as of December 31, 2013 and December 31, 2012, respectively, as interest for this loan payable is contributed to capital.

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

The Company valued the warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount is being amortized over the life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the twelve months ended December 31, 2013, the Company amortized $4,603 of the of debt discount to interest expense.

Note 4 – Notes Payable and Convertible Notes Payable and Convertible Debentures

Notes Payable

On numerous dates from January 5, 2011 and December 31, 2012, the Company received unsecured notes totaling $15,074 bearing interest at 8% and due on demand. Accrued interest related to these loans totaled $892. On March 26, 2013, the Company entered into an Exchange Agreement with this note holder wherein these notes assumed by the note holder in exchange of inventories from discontinued operations. The balance for this note payable was $0 and $15,074 as of December 31, 2013 and December 31, 2012, respectively.

Convertible Notes Payable

During August 2013, the Company received a total of $110,500 in exchange for three convertible notes with a maturity values totaling $122,778 and warrants to purchase up to 245,556 shares of the Company’s common stock for a period of two years at a price of $0.75 per share. The convertible notes are unsecured, due one year from the date of issue and accrue interest at a rate of approximately 10% per annum.

The Company valued the warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount is being amortized over the life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the twelve months ended December 31, 2013, the Company amortized $48,642 of the of debt discount to interest expense.

Convertible Debentures

During October and November 2013, the Company received a total of $350,000 in exchange for two convertible debentures with maturity values totaling $368,422, due in June and July of 2014. The Debentures accrue interest at a rate of approximately 10% per annum, are convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price for the ten trading days immediately preceding the conversion date, subject to a floor of 40% of the trading price on the day prior to conversion. The Convertible Debentures are subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Company may redeem the Debentures, subject to prior notice to the Investors, by paying an amount equal to 130% of the principal and interest payable under the Debentures.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Debentures, the conversion options are deemed and classified as derivative liabilities, recorded at fair value. The Company valued the convertible debentures at $368,422, which was recorded as a discount to the convertible debentures. This discount is being amortized over the life of the convertible notes or until such time as the convertible debentures are repaid or converted. During the twelve months ended December 31, 2013, the Company amortized $78,948 of the of debt discount to interest expense.

Note 5 – Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Debentures for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debentures should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debentures contain dilutive issuance clauses.  Under these clauses, based on future issuances of The Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debentures can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced Convertible Debentures, $368,422 was recorded as debt discount and $135,652 was recorded as day one loss on derivative liability. At December 31, 2013, the conversion options were valued at $1,575,807.

The Company valued the Convertible Debenture conversion option derivatives using the Black-Scholes option-pricing model using the following assumptions: (1) risk-free interest rates between 0.10% to 0.12%, (2) lives of between 0.75 and 0.55 years, (3) expected volatility of between 236% to 285%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debentures, and (6) the common stock price of the underlying shares on the valuation dates.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2013:

Conversion option derivative liabilities January 1, 2013	$-
Addition of new conversion option derivatives	485,652
Change in fair value	1,090,155
Balance at December 31, 2013	$1,575,807

Note 6 – Share Exchange Agreement

On February 5, 2013, the Company entered into a Share Exchange Agreement with Soul and Vibe Entertainment, Inc. (“Soul”) and the sole shareholder of Soul , all related parties. Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company. As consideration for the Exchange, the Shareholder exchanged an aggregate of 6,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding for an aggregate of 12,333,334 shares of the Company’s common stock. The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

The Exchange was deemed to be an acquisition of a related party entity in accordance with Accounting Standards Codification (“ASC”) 850, Business Combinations. As such, the Company did not recognize any step-up fair value basis in the assets or liabilities of Soul from the Exchange, which were recorded in the consolidated financial statements at their historical carrying amounts.

The following is a pro forma balance sheet as of December 31, 2013 and pro forma income statements for the twelve months ended December 31, 2013:

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Publishing, Inc.	Soul and Vibe Interactive Inc.	Consolidation	Soul and Vibe Interactive Inc. and Subsidiary
	12/31/2013	12/31/2013	12/31/2013	Entry	12/31/2013

ASSETS

Current Assets
Cash & Cash Equivalents	$(2,675)	$-	$117,104		$114,429
Development costs	4,000	165,000	-		169,000
Debt Issue Cost	-	-	7,289		7,289

Total Current Assets	1,325	165,000	124,393		290,718

Fixed Assets
Furniture and Equipment	-	-	2,748		2,748
Accumulated Depreciation	-	-	(191)		(191)
Total Fixed Assets	-	-	2,557		2,557

Assets From Discontinued Operations	-	-	-		-

Total Assets	$1,325	$165,000	$126,950		$293,275

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$14,301	$-	$160,042		174,343
Intercompany	29,106	165,000	(194,106)		-
Loan from Shareholder - current portion	33,600	-	2,500		36,100
Convertible Notes Payable - related party, net of $5,397 discount	-	-	4,603		4,603
Convertible Notes Payable, net of $74,136 discount	-	-	48,642		48,642
Convertible Debenture, net of $289,474 discount	-	-	78,948		78,948
Accrued Expenses	-	-	10,000		10,000
Accrued Interest	-	-	5,905		5,905
Derivative Liability	-	-	1,575,807		1,575,807

Total Current Liabilities	77,007	165,000	1,692,341		1,934,348

Total Liabilities	77,007	165,000	1,692,341		1,934,348

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued	-	-	130		130
Common Stock, $0.001 par value, 300,000,000 authorized, 15,918,840 issued & outstanding	18,000	-	15,919	(18,000)	15,919
Additional Paid-in Capital	231,366	-	652,974	(216,072)	668,268
Accumulated Deficit	(325,048)	-	(2,234,414)	234,072	(2,325,390)

Total Shareholder's Equity (Deficit)	(75,682)	-	(1,565,391)		(1,641,073)

Total Liabilities & Shareholder's Equity (Deficit)	$1,325	$165,000	$126,950		$293,275

	Soul and Vibe Entertainment, Inc.	Soul and Vibe Publishing, Inc.	Soul and Vibe Interactive Inc.	Consolidated
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2013	For the Year Ended December 31, 2013	For the Year Ended December 31, 2013

Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General & Administrative	4,905	-	281,762	286,667
Legal & Professional Expense	12,099	-	530,209	542,308
Rent or Lease Expense	9,000	-	-	9,000
Wage Expense	84,000	-	-	84,000

Total Operating Expenses	110,004	-	811,971	921,975

Operating Loss	(110,004)	-	(811,971)	(921,975)

Other Income (Expense)
Interest Expense	(1,853)	-	(141,699)	(143,552)
Loss on Derivatives	-	-	(1,225,807)	(1,225,807)

Total other Income (Expense)	(1,853)	-	(1,367,506)	(1,369,359)

Net Loss before Taxes and
Discontinued Operations	(111,857)	-	(2,179,477)	(2,291,334)

Income Tax	-	-	-	-

Loss From Discontinued Operatons	-	-	-	-

Net Loss	$(111,857)	$-	$(2,179,477)	(2,291,334)

Note 7 – Exchange Agreement

On March 26, 2013, the Company entered into an Exchange Agreement with Pauline Carson and BK Consulting. Pursuant to the Agreement, the Company exchanged all inventories from discontinued operations totaling $23,604 to Carson and BK in exchange for assuming the liability of notes payable plus accrued interest totaling $49,425 and accounts payable totaling $13,692 from the Company and forgiving the Company of any liability for the notes and accounts payable. As a result of the Exchange Agreement, the Company recognized additional paid in capital of $38,913 during the nine months ended December 31, 2013.

Note 8 – Discontinued Operations

Pursuant to the Agreement, Soul became a wholly owned subsidiary of Soul and Vibe Interactive. Subsequent to entering into the Agreement, the Company’s management elected to discontinue the operations of its energy liquid-gel capsule business. As such, all assets, liabilities and expenses of the energy liquid-gel business have been presented as discontinued operations in the consolidated financial statements. The following is a summary of those assets and liabilities as of December 31, 2013 and December 31, 2012 and expenses as of December 31, 2013 and 2012 and from Inception January 5, 2011 through December 31, 2013:

	December 31, 2013	December 31, 2012
ASSETS
Inventory	$-	$23,604
Total Assets	$-	$23,604

CURRENT LIABILITIES
Accounts payable	$-	$11,193
Total Current Liabilities	$-	$11,193

	For the Year Ended December 31,		From Inception Jan 5, 2011 through Dec 31,
	2013	2012	2013
Operating Expenses
General and administrative	$-	$1,092	$1,092
Loss From Discontinued Operations	$-	$1,092	$1,092

Note 9 – Common Stock and Common Stock Warrants

Common Stock

On August 1, 2013, the holder of a majority of the shares of common stock of the Company approved a reverse split of such shares by a ratio of 1 for 3. The Company filed the certificate of amendment to its articles of incorporation with the State of Nevada effectuating the Reverse Split on August 7, 2013, which Reverse Split was approved by the Financial Industry Regulatory Authority, Inc. on August 9, 2013 and became effective in the State of Nevada on August 12, 2013. All references to common stock have been retroactively restated.

During the twelve months ended December 31, 2013, the Company sold 333,334 shares of its common stock and a warrant to purchase 333,334 common shares to an investor pursuant to a Stock Purchase Agreement (SPA) for $100,000. The warrants are redeemable six-months after the date of the grant, are exercisable at a price of $0.45 per share and expire five-years from the date of grant.

During the twelve months ended December 31, 2013, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 174,393 shares of common stock for services, 66,667 common shares upon execution of the advisory board agreement and thereafter a value equal to $1,000 for each month of engagement.

The Company issued 461,340 common shares to individuals for consulting services rendered for the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2013, the Company issued 102,776 shares for investor relations services.

During the twelve months ended December 31, 2013, the Company entered into the Return to Treasury Agreement with its sole director and chief executive officer as well as the majority shareholder of its shares of common stock pursuant to which the Company issued 130,000 shares of its newly created Series B Preferred Stock, par value $.001 per share, in exchange for the surrender of 21,486,431 shares of the Company’s common stock.

Common Stock Warrants

During the year ended December 31, 2013, the Company sold 333,334 shares of its common stock pursuant to a Stock Purchase Agreement and issued a warrant to purchase 333,334 shares of common shares. The warrants are redeemable six-months after the date of the grant, and are exercisable at a price of $0.45 per share and expire five-years from the date of grant.

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

The following table summarizes the outstanding warrants and associated activity for the year ended December 31, 2013:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2012	-	-	-
Granted	612,224	0.58	3.12
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2013	612,224	$0.58	3.12

Note 10 – Preferred Stock

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

Note 11 –Tax Note

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

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012

Deferred tax assets:
NOL Carryover	$81,100	$10,500
R&D Credit Carry-forward	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	1,200
Deferred tax liabilities
Depreciation	(400)

Valuation allowance	(80,700)	(11,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

Book Income	$(340,600)	$(2,500)
Depreciation	(400)	-
Meals & Entertainment	200	-
Related Party Accruals	(500)	300
Stock for Services	58,900	-
Loss on Derivative	183,900	-
Amortization of Debt Discount	19,800	-
Contributed Services	13,000	-
Valuation allowance	65,700	2,200
	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $541,000 that may be offset against future taxable income from the year 2014 to 2033. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Note 12 – Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855 to include the following.

On January 7, 2014 the Company sold an aggregate of 500,000 shares of its Common Stock to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of $50,000.

On January 21, 2014 the Company sold an aggregate of 650,000 shares of its Common Stock to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of $130,000.  The investor was also issued a warrant to purchase 700,000 shares of its Common Stock. On January 21, 2014, this investor exercised, on a cashless basis, a portion of a then outstanding warrant and received in consideration therefor an aggregate of 277,777 shares of Common Stock.

On January 23, 2014, the Company completed the initial closing of a private placement financing transaction with an accredited investor, pursuant to a Securities Purchase Agreement. Pursuant to the Purchase Agreement, the Investor purchased 300,000 shares of the Company’s Common Stock for a per share purchase price of $0.29 per share.  Each per share purchase price will be based on the average trading price of such shares for the 5 trading days prior to the closing (provided that certain conditions are met), and accordingly the Company received aggregate gross proceeds of $87,000, excluding transaction costs, fees and expenses. On February 27, 2014, the investor purchased an additional 300,000 shares for a per share purchase price of $0.2625 with the Company receiving aggregate gross proceeds of $78,750, excluding transaction costs, fees and expenses.  On March 25, 2014, the investor purchased an additional 189,910 shares for a per share purchase price of $0.235 with the Company receiving aggregate gross proceeds of $44,628.85, excluding transaction costs, fees and expenses. The Investor originally agreed to purchase up to an additional 3,300,000 Shares on a monthly basis, subject to the fulfillment of certain conditions as more fully described in the Purchase Agreement, between the date of the Purchase Agreement and the one-year anniversary thereof.  As a result, the investor is entitled to purchase up to an additional 2,810,090 shares of common stock during the term of the Purchase Agreement.

During January and February 2014, the Company granted 24,864 common shares to its advisory board for services.

During January and February 2014, the Company granted 426,509 common shares to consultants and others for services.

