Form 10-Q
period 2014-03-31
Soul & Vibe Interactive Inc.
filed 2014-05-14
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55091

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

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2014, there were 20,716,248 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$165,543	$114,429
Accounts Receivable	1,524	-
Debt Issue Cost	3,993	7,289

	171,060	121,718

Furniture and Equipment	6,807	2,748
Accumulated Depreciation	(384)	(191)

	6,423	2,557

Development Costs, net of accumulated amortization of $8,000 and $0 as
of March, 31, 2014 and December 31, 2013, respectively	286,000	169,000

	$463,483	$293,275

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Accounts payable	$206,438	$184,343
Accrued exprenses	15,115	5,905
Note payable, related party	19,100	36,100
Convertible note payable, related party, net of discount of $2,940 and
$5,397 as of March, 31, 2014 and December 31, 2013, respectively	7,060	4,603
Convertible notes payable, net of discount of $43,945 and $74,136 as of
March, 31, 2014 and December 31, 2013, respectively	78,833	48,642
Convertible debentures, net of discount of $168,017 and $289,474 as of
March, 31, 2014 and December 31, 2013, respectively	200,405	78,948
Derivative liability	353,209	1,575,807

	880,160	1,934,348

	880,160	1,934,348

Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 18,740,366 and 15,918,840 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	18,740	15,919
Additional Paid-in Capital	1,338,484	668,268
Accumulated Deficit	(1,774,031)	(2,325,390)

	(416,677)	(1,641,073)

	$463,483	$293,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2014 (unaudited)	For the Three Months Ended March 31, 2013 (unaudited)

Revenues	$1,526	$-
Cost of Sales	(8,405)	-

Gross Profit (Loss)	(6,879)	-

Operating Expenses
General & Administrative	143,158	148,921
Professional Fees	354,176	102,235

Total Operating Expenses	497,334	251,156

Operating Loss	(504,213)	(251,156)

Other Income (Expense)
Gain on Derivative	1,222,598	-
Interest Expense	(167,026)	(1,076)

Total Other Income (Expense)	1,055,572	(1,076)

Income (Loss) before Income Taxes	551,359	(252,232)

Income Taxes	-	-

Net Income (Loss)	$551,359	$(252,232)

Income (Loss) per Share
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)

Weighted Average Shares Outstanding
Basic	17,685,997	94,374,719
Diluted	18,825,203	94,374,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2014 (unaudited)	For the Three Months Ended March 31, 2013 (unaudited)

Cash Flows from Operating Activities
Net Income (Loss)	$551,359	$(252,232)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	193	-
Amortization	165,401	-
Wages and interest contributed to capital	23,470	15,684
Common stock issued for services	249,212	105,202
Loss (Gain) on derivative	(1,222,598)	-
Changes in Operating Assets and Liabilites:
Decrease in accounts receivable	(1,524)	-
Increase in accounts payable	32,095	126,664
Decrease in accrued interest	(790)	-

Net cash used in operating activities	(203,182)	(4,682)

Cash Flows from Investing Activities
Cash acquired in bus comb	-	2,149
Purchased of fixed assets	(4,059)	-
Cash paid for development costs	(100,000)	-

Net cash provided by (used in) investing activities	(104,059)	2,149

Cash Flows from financing activities
Proceeds from note payable, related party	-	4,100
Repayment of related party notes payable	(17,000)	-
Proceeds from sale of common stock, net of offering costs	375,355	-

Net cash provided by financing activities	358,355	4,100

Net increase in cash	51,114	1,567

Cash Balance at Beg of Period	114,429	125
Cash Balance at End of Period	$165,543	$1,692

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$25,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note 1 - Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Soul and Vibe Interactive Inc. (“SVI”) and its wholly owned subsidiary Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul,” and collectively with SVI, the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Note 2 - Summary of Significant Accounting Policies

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

Revenue Recognition

The Company primarily digitally distributes its products through (an) online portal service(s). The Company recognizes revenue at the “on demand” point of sale by the customer and recognizes a receivable. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) track product sales on a quarterly basis. Forty-five (45) days following the end of a quarter, the portal services remit payment to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a quarterly basis. On average, between thirty (30) to forty-five (45) days following the end of a quarter, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

Basic and Diluted Loss Per Share

The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Development Costs

The Company capitalizes all game software development costs once upon reaching the application development stage, management has authorized and committed funding to the project and it is probable that the project will be completed. Costs that are capitalized are primarily fees paid to consultants in the form of cash and common stock of the Company. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use, generally after all substantial testing is completed. As of March 31, 2014, the Company has capitalized the following software development costs.

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the three-month periods ending March 31, 2014 and March 31, 2013 is $8,000 and $0, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2014, the Company had incurred cumulative losses of $1,774,031 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2014, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter ending March 31, 2014.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3M in capitalization in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary intellectual property (IP) product) along with the release of the games as well as the marketing and public relations (PR) expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers. The anticipated number of pick-ups is two. The capitalization would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5M to $3M; cumulatively of $5M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 4 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

As of March 31, 2014, the Company has a loan payable to an officer of the Company in the amount of $16,600. This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012.  The loan is unsecured, is due on demand and bears interest at 3.5% per annum.  Accrued interest was $0 as of March 31, 2014, as interest for this loan payable is accounted as contributed to capital. In addition, an amount of $2,500 was paid by the officer to a third party vendor on behalf of the Company. This amount is reimbursable to the officer, and has been included in the note payable related party balance as of March 31, 2014. The amount is unsecured and bears no interest.

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

The Company valued the warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount is being amortized over the life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the three months ended March 31, 2014, the Company amortized $2,473 of the of debt discount to interest expense.

Note 5 - Convertible Notes Payable

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

The Company valued the warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount is being amortized over the life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the three months ended March 31, 2014, the Company amortized $30,191 of the of debt discount to interest expense.

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Debentures, the conversion options are deemed and classified as derivative liabilities, recorded at fair value. The Company valued the convertible debentures at $368,422, which was recorded as a discount to the convertible debentures. This discount is being amortized over the life of the convertible notes or until such time as the convertible debentures are repaid or converted. During the three months ended March 31, 2014, the Company amortized $121,457 of the of debt discount to interest expense.

Note 6 – Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Debentures for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debentures should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debentures contain dilutive issuance clauses.  Under these clauses, based on future issuances of The Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debentures can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced Convertible Debentures, $368,422 was recorded as debt discount and $135,652 was recorded as day one loss on derivative liability. At March 31, 2014, the conversion options were valued at $353,209.

The Company valued the Convertible Debenture conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.05%, (2) lives of between 0.30 and 0.38 years, (3) expected volatility of between 160% to 166%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debentures, and (6) the common stock price of the underlying shares on the valuation dates.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2014:

Conversion option derivative liabilities December 31, 2013	$1,575,807
Addition of new conversion option derivatives	-
Change in fair value	(1,222,598)
Balance at March 31, 2014	$353,209

Note 7 – Common Stock and Common Stock Warrants

Common Stock

During January 2014, the Company sold an aggregate of 500,000 shares of its Common Stock to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of $50,000.

During January 2014, the Company sold an aggregate of 650,000 shares of its Common Stock to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of $130,000.  The investor was also issued warrants to purchase up to 700,000 shares of its Common Stock.

During January 2014, the Company also completed the initial closing of a private placement financing transaction with an accredited investor, pursuant to a Securities Purchase Agreement. Pursuant to the Purchase Agreement, the Investor purchased 300,000 shares of the Company’s Common Stock for a per share purchase price of $0.29 per share.  Each per share purchase price will be based on the average trading price of such shares for the 5 trading days prior to the closing (provided that certain conditions are met), and accordingly the Company received aggregate gross proceeds of $87,000, excluding transaction costs, fees and expenses. On February 27, 2014, the investor purchased an additional 300,000 shares for a per share purchase price of $0.2625 with the Company receiving aggregate gross proceeds of $78,750, excluding transaction costs, fees and expenses.  During March, 2014, the investor purchased an additional 189,910 shares for a per share purchase price of $0.235 with the Company receiving aggregate gross proceeds of $44,629, excluding transaction costs, fees and expenses. The Investor originally agreed to purchase up to an additional 3,300,000 shares on a monthly basis, subject to the fulfillment of certain conditions as more fully described in the Purchase Agreement, between the date of the Purchase Agreement and the one-year anniversary thereof.  As a result, the investor is entitled to purchase up to an additional 2,510,090 shares of common stock during the term of the Purchase Agreement.

During the three months ended March 31, 2014, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued, for the three-month period, a total of 39,846 shares of common stock for services. The total market value of the shares issued for advisory services was $17,984, equivalent to $1,000 for each month of service.

The Company issued 563,993 common shares to individuals for consulting services rendered and software development costs incurred for the three months ended March 31, 2014. The total market value of the shares issued for consulting services was $231,230, which is included in professional fees on the statement of operations. The total market value of the shares issued for software development costs was $25,000, which is included in development costs on the balance sheet.

Common Stock Warrants

During the three months ended March 31, 2014, the Company issued a warrant to purchase 700,000 shares of common shares, as noted above. The warrants are redeemable or exercisable after the date of the grant, and are exercisable at a price of $0.25 per share and expire five-years from the date of grant.

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2014 include (1) risk-free interest rates between 1.72%, (2) lives of 5 years, (3) expected volatility of between 160% to 246%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

During the three months ended March 31, 2014, a previously issued warrant agreement issued during May, 2013 was amended. The amendment changed the exercise price of the warrant to $0.10 per share post adjustment pursuant to the reverse stock split which occurred during August 2013. Except as modified by this amendment, all of the terms and conditions of the warrant shall remain in full force and effect.

During the three months ended March 31, 2014, an investor exercised, on a cashless basis, a portion of a then outstanding warrant and received in consideration therefor an aggregate of 277,777 shares of Common Stock.

The following table summarizes the outstanding warrants and associated activity for the three months ended March 31, 2014:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2013	612,224	0.58	3.12
Granted	700,000	0.25	4.82
Exercised	(333,334)	0.10	4.39
Expired	-	-	-
Balance, March 31, 2014	978,890	$0.39	3.83

Note 8 – Subsequent Events

Subsequent to March, 2014, the company granted 1,069,251 common shares to its advisory board, consultants, and others for services rendered. In addition, 906,631 common shares were issued upon conversion of $192,841 of convertible debenture principal and accrued interest.

During April 2014, the Company entered into a consulting agreement whereby the consultants are to provide services for a period of three months commencing on May 1, 2014. For these services the Company issued 950,000 common shares as consideration.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2014	2013
Current Assets	$171,060	$121,718
Current Liabilities	880,160	1,934,348
Working Capital (Deficit)	$(709,100)	$(1,812,630)

Cash Flows

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash Flows Used in Operating Activities	$(203,182)	$(4,682)
Cash Flows Provided by (used in) Investing Activities	(104,059)	2,149
Cash Flows Provided by Financing Activities	358,355	4,100
Net Increase (Decrease) in Cash During Period	$51,114	$1,567

Balance Sheet

As at March 31, 2014, the Company had total assets of $463,483 compared with total assets of $293,275 as at December 31, 2013. The assets are mainly comprised of cash and development costs.

The Company had total liabilities of $880,160 at March 31, 2014, compared with $1,934,348 as at December 31, 2013. The decrease in total liabilities is mainly attributable to the decrease of $1,222,598 in the derivative liability.

Operating Expenses

During the three months ended March 31, 2014, the Company incurred operating expenses totaling $497,334 compared with $251,156 for the three months ended March 31, 2013. The increase in operating expenses is mainly attributable to an increase in professional fees related to the commencement of initial operations.

Net Income (Loss)

During the three months ended March 31, 2014, the Company realized net income of $551,359 compared with a net loss of $252,232 for the three months ended March 31, 2013. The change from a net loss for the three month period ended March 31, 2013 to net income for the three month period ended March 31, 2014 was primarily due to a $1,222,598 gain on the derivative liability, which was partially off-set by an increase in professional fees related to the commencement of initial operations.

1

Liquidity and Capital Resources

As at March 31, 2014, the Company had a cash balance of $165,543 and a working capital deficit of $709,100 compared with a cash balance of $114,429 and working capital deficit of $1,812,630 at December 31, 2013. The increase in working capital is mainly due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the three months ended March 31, 2014, the Company used $203,182 of cash flow from operating activities compared with use of $4,682 of cash flow during the three months ended March 31, 2013. The increase in the use of cash flow for operating activities is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Cash Flows from Investing Activity

During the three months ended March 31, 2014, the Company used $104,059 of cash flow in investing activities compared with $2,149 of cash flow received during the three months ended March 31, 2013. The increase in cash used in investing activities is mainly due to increased development costs and capital expenditures.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, the Company received $358,355 of cash flow from financing activities compared with the receipt of $4,100 of cash flow during the three months ended March 31, 2013. The increase in cash provided by financing activities is mainly due to proceeds from issuance of common stock for cash.

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

Future Financings

We will continue to rely on the issuance of debt and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares would result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

2

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 7, 2014, we sold an aggregate of 500,000 shares of our common stock to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of $50,000.

On January 21, 2014, we sold an aggregate of 650,000 shares of our common stock to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act for an aggregate purchase price of $130,000. The investor was also issued a warrant to purchase 700,000 shares of our common stock. On January 21, 2014, this investor exercised, on a cashless basis, a portion of a then outstanding warrant and received in consideration therefor an aggregate of 277,777 shares of our common stock.

On January 23, 2014, we entered into a Securities Purchase Agreement for shares of our common stock with an accredited investor. Pursuant to the Purchase Agreement, the investor purchased 300,000 shares of our common stock for a per share purchase price of $0.29. We received aggregate gross proceeds of $87,000. On February 27, 2014, the investor purchased an additional 300,000 shares for a per share purchase price of $0.2625, whereby we received aggregate gross proceeds of $78,750. On March 25, 2014, the investor purchased an additional 189,910 shares for a per share purchase price of $0.235 whereby we received aggregate gross proceeds of $44,628.85. All the foregoing sales were made pursuant to Rule 506 of Regulation D under the Securities Act.

During the three months ended March 31, 2014, advisory board members were issued a total of 39,846 shares of common stock for services.

We issued 563,993 common shares to individuals and entities for consulting services rendered and software development costs incurred for the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 28, 2014 the Company executed a multi-year licensing agreement to develop and publish new video games, entertainment apps, and digitally-distributed content based on the John Deere brand.

Under the agreement, Soul and Vibe will develop and publish games and entertainment apps based on John Deere’s extensive line of agricultural and construction equipment, and more, for consoles, mobile devices, personal computers, and social media platforms such as Facebook. The Company also has the rights to develop and publish John Deere-branded virtual apparel and digital items for Avatars, as well as other digitally-distributed content.

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

+filed herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2014.

Soul and Vibe Interactive Inc.

Date: May 14, 2014	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

5