Form 10-Q
period 2014-06-30
Soul & Vibe Interactive Inc.
filed 2014-08-14
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55091

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2014, there were 26,138,199 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2014
	(Unaudited)	December 31, 2013
ASSETS

Current Assets
Cash	$39,638	$114,429
Accounts Receivable	10,153	-
Debt Issue Cost	-	7,289
Prepaid Expenses	77,900	-

Total Current Assets	127,691	121,718

Fixed Assets
Furniture and Equipment	6,807	2,748
Accumulated Depreciation	(724)	(191)

Total Fixed Assets	6,083	2,557

Other Assets
Development Costs, net of accumulated amortization of $20,417 and $0 as
of June 30, 2014 and December 31, 2013, respectively	315,348	169,000

Total Assets	$449,122	$293,275

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$313,415	$184,343
Accrued exprenses	9,925	5,905
Note payable, related party	2,500	36,100
Convertible note payable, related party, net of discount of $440 and
$5,397 as of June 30, 2014 and December 31, 2013, respectively	9,560	4,603
Convertible notes payable, net of discount of $13,418 and $74,136 as of
June 30, 2014 and December 31, 2013, respectively	109,360	48,642
Convertible debentures, net of discount of $12,153 and $289,474 as of
June 30, 2014 and December 31, 2013, respectively	55,558	78,948
Derivative liability	159,922	1,575,807

Total Current Liabilities	660,240	1,934,348

Shareholder's Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 23,982,245 and 15,918,840 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	23,982	15,919
Additional Paid-in Capital	2,556,171	668,268
Accumulated Deficit	(2,791,401)	(2,325,390)

Total Shareholder's Equity (Deficit)	(211,118)	(1,641,073)

Total Liabilities & Shareholder's Equity (Deficit)	$449,122	$293,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$40,871	$-	$42,397	$-
Cost of Sales	(24,653)	-	(33,058)	-

Gross Profit	16,218	-	9,339	-

Operating Expenses
General & Administrative	194,206	32,522	337,364	105,225
Professional Fees	420,000	126,230	774,176	304,683

Total Operating Expenses	614,206	158,752	1,111,540	409,908

Operating Loss	(597,988)	(158,752)	(1,102,201)	(409,908)

Other Income (Expense)
Gain (Loss) on Derivative	(251,472)	-	971,126	-
Loss on Extinguishment of Debt	(71,806)	-	(71,806)	-
Interest Expense	(96,104)	(511)	(263,130)	(1,587)

Total Other Income (Expense)	(419,382)	(511)	636,190	(1,587)

Loss before Income Taxes	(1,017,370)	(159,263)	(466,011)	(411,495)

Income Taxes	-	-	-	-

Net Loss	$(1,017,370)	$(159,263)	$(466,011)	$(411,495)

Basic and Diluted Loss per Share	$(0.05)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	21,104,874	34,048,425	19,404,880	36,610,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(466,011)	$(411,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	533	-
Amortization	270,193	-
Wages and interest contributed to capital	46,793	39,444
Common stock and warrants issued for services	478,246	143,442
Gain on derivative	(971,126)	-
Loss on extinguishment of debt	71,807	-
Changes in Operating Assets and Liabilites:
Increase in accounts receivable	(10,153)	-
Decrease in prepaid expenses	155,800	-
Increase in accounts payable	131,572	130,127
Increase in accrued interest	2,359	-

Net cash used in operating activities	(289,987)	(98,482)

Cash Flows from Investing Activities
Cash acquired in business combination	-	2,149
Purchased of fixed assets	(4,059)	-
Cash paid for development costs	(122,500)	-

Net cash provided by (used in) investing activities	(126,559)	2,149

Cash Flows from financing activities
Proceeds from note payable, related party	-	6,600
Repayment of related party notes payable	(33,600)	-
Proceeds from sale of common stock and warrants, net of offering costs	375,355	100,000

Net cash provided by financing activities	341,755	106,600

Net increase (decrease) in cash	(74,791)	10,267

Cash Balance at Beg of Period	114,429	125
Cash Balance at End of Period	$39,638	$10,392

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$36,765	$-
Software development costs financed by accounts payable	$7,500	$-
Accrued interest converted to capital stock	$8,339	$-
Debenture principal converted to capital stock	$300,711	$-
Capital stock issued for prepaid expenses	$233,700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Revenue Recognition

The Company primarily digitally distributes its products through (an) online portal service(s). The Company recognizes revenue at the “on demand” point of sale by the customer and recognizes a receivable. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) track product sales on a quarterly basis. Forty-five (45) days following the end of a quarter, the portal services remit payment to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a monthly basis. On average, between thirty (30) to forty-five (45) days following the end of a month, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the six and three months ended June 30, 2014 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the three and six month periods ending June 30, 2014 was $12,417 and $20,417, respectively, and $0 for the three and six month periods ending June 30, 2013.

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

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. The recorded values of financial instruments other than the derivative liability approximate their current fair values because of their nature and respective maturity dates or durations. The derivative liability is measured at fair value.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2014, the Company had incurred cumulative losses of $2,791,401 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the six month period ended June 30, 2014, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Management requires $2.5M to $3.0M in financing in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The financing will cover the acquisition of pick-ups (depending on the value of the financing, also the development of a proprietary intellectual property (IP) product) along with the release of the games as well as the marketing and public relations (PR) expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers. The anticipated number of pick-ups is two. The financing would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating financing opportunities that are compatible with its growth plans and business model. Additional financing (beyond the identified $2.5M to $3.0M; cumulatively of $5.0M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

During the six months ended June 30, 2014 the Company completed the development of and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices. During the six months ended June 30, 2014, the Company released one product expansion pack for the Timeless Gems on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. During the six months ended June 30, 2014, the Company completed the development of two additional expansion packs for the Timeless Gems product and it is anticipated that these expansions will be released in the 3rd and 4th quarters of 2014 on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices.

During the six months ended June 30, 2014, the Company also continued the development of additional products that, as of June 30, 2014, have not been publically announced. It is anticipated that these products will be released into the market in late third quarter or early fourth quarter of 2014 on the following hardware platforms: Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform with anticipated support for Xbox Live, as a feature set.

During the three months ended June 30, 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine is the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedite service, payment, and second screen televisions. The platform provides guests with menu and entertainment options, portability that eliminates the constraints of one-tablet-per-table installations, and other innovations that help increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content that targets everyone from families to sports fans to couples and more. Many of the games also enable guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, creating a more interactive gaming experience. It is anticipated that the Company will receive licensing revenue from Tanjarine as Tanjarine purchases product installs of the Company’s products for play on their proprietary hardware.

Note 4 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

During the quarter ended June 30, 2014, the Company paid the remaining balance of $16,600 due on a loan payable to an officer of the Company. This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012.  The loan was unsecured, was due on demand and bore interest at 3.5% per annum.  Accrued interest was $0 as of June 30, 2014, as interest for this loan payable was accounted as contributed to capital. In addition, an amount of $2,500 was paid by the officer to a third party vendor on behalf of the Company. This amount is reimbursable to the officer, and has been included in the note payable related party balance as of June 30, 2014. The amount is unsecured and bears no interest.

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

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company valued the warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount is being amortized over the life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the three and six months ended June 30, 2014, the Company amortized $2,500 and $4,973 of the of debt discount to interest expense, respectively.

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

The Company valued the warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount is being amortized over the life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the three and six months ended June 30, 2014, the Company amortized $30,527 and $60,718 of the of debt discount to interest expense, respectively.

Convertible Debentures

During October and November 2013, the Company received a total of $350,000 in exchange for two convertible debentures with maturity values totaling $368,422, due in July and August of 2014. The Debentures accrue interest at a rate of approximately 10% per annum, are convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price for the ten trading days immediately preceding the conversion date, subject to a floor of 40% of the trading price on the day prior to conversion. The Convertible Debentures are subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Company may redeem the Debentures, subject to prior notice to the Investors, by paying an amount equal to 130% of the principal and interest payable under the Debentures. During June of 2014, the convertible debenture was amended to reflect a conversion price equal to 35% of the lowest trading price for the ten trading days immediately preceding the conversion date with no floor.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Debentures, the conversion options are deemed and classified as derivative liabilities, recorded at fair value. The Company valued the convertible debentures at $368,422, which was recorded as a discount to the convertible debentures. This discount is being amortized over the life of the convertible notes or until such time as the convertible debentures are repaid or converted. During the three and six months ended June 30, 2014, the Company amortized $55,355 and $176,813 of the of debt discount to interest expense, respectively.

Note 6 – Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Debentures for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debentures should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debentures contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debentures can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced Convertible Debentures, $368,422 was recorded as debt discount and $135,652 was recorded as day one loss on derivative liability. At June 30, 2014, the conversion options were valued at $159,922.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company valued the Convertible Debenture conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.05%, (2) lives of 0.13 years, (3) expected volatility of 163%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debentures, and (6) the common stock price of the underlying shares on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2014:

Conversion option derivative liabilities December 31, 2013	$1,575,807
Addition of new conversion option derivatives	-
Reclassification of conversion option derivative to gain on extinguishment of debt	(444,759)
Change in fair value	(971,126)
Balance at June 30, 2014	$159,922

Note 7 – Common Stock and Common Stock Warrants

Common Stock

During January 2014, the Company sold an aggregate of 500,000 shares of its Common Stock to an accredited investor for an aggregate purchase price of $50,000. The Company also sold an aggregate of 650,000 shares of its Common Stock to another accredited investor for an aggregate purchase price of $130,000. Under this stock purchase agreement, the investor was also issued warrants to purchase up to 700,000 shares of the Company’s Common Stock. Both of these stock sales were made pursuant to Rule 506 of Regulation D under the Securities Act.

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

During the three and six months ended June 30, 2014, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 104,076 and 143,922 shares of common stock for services, respectively. The total market value of the shares issued for advisory services was $34,558, equivalent to approximately $1,000 for each month of service per member.

The Company issued 2,085,934 and 2,649,927 common shares to individuals for consulting services rendered and software development costs incurred for the three and six months ended June 30, 2014, respectively. The total market value of the shares issued for consulting services was $674,465, $77,900 of which is included in prepaid expenses and $36,765 in capitalized development costs on the balance sheet and $559,800 of which is included in professional fees on the statement of operations for the six months ended June 30, 2014. The total market value of the shares issued for software development costs was $36,765, which is included in development costs on the balance sheet.

During the six months ended June 30, 2014 $300,711 of debenture principal, as described in Note 5, and $8,339 of related accrued interest were converted into 3,051,869 common shares.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Common Stock Warrants

During the six months ended June 30, 2014, the Company issued a warrant to purchase 700,000 shares of common shares, as noted above. The warrant is exercisable after the date of the grant, and is exercisable at a price of $0.25 per share and expire five-years from the date of grant.

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the six months ended June 30, 2014 include (1) risk-free interest rates between 1.72%, (2) lives of 5 years, (3) expected volatility of between 160% to 246%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

During the six months ended June 30, 2014, a previously issued warrant agreement issued during May, 2013 was amended. The amendment changed the exercise price of the warrant to $0.10 per share post adjustment pursuant to the reverse stock split which occurred during August 2013. Except as modified by this amendment, all of the terms and conditions of the warrant shall remain in full force and effect.

During the six months ended June 30, 2014, an investor exercised, on a cashless basis, a portion of a then outstanding warrant and received in consideration therefor an aggregate of 277,777 shares of Common Stock.

During the six months ended June 30, 2014 the Company issued a warrant to purchase 250,000 shares of common shares. The warrant is exercisable after the date of the grant, and is exercisable at a price of $0.10 per share and expire five-years from the date of grant.

The following table summarizes the outstanding warrants and associated activity for the three months ended June 30, 2014:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, March 31, 2014	978,890	0.39	3.83
Granted	250,000	0.10	4.29
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2014	1,228,890	$0.33	3.73

Note 8 – Subsequent Events

Subsequent to June 30, 2014, the Company issued 2,155,954 shares of common stock as follows: 205,954 were issued to its advisory board, consultants and others for services rendered valued at $0.073 per share, 1,650,000 upon conversion of $49,350 of convertible debenture principal, and 300,000 to an accredited investor pursuant to the terms of a stock purchase agreement signed by the Company in January 2014.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2014	2013
Current Assets	$127,691	$121,718
Current Liabilities	660,240	1,934,348
Working Capital (Deficit)	$(532,549)	$(1,812,630)

Cash Flows

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows Used in Operating Activities	$(289,987)	$(98,482)
Cash Flows Provided by (used in) Investing Activities	(126,559)	2,149
Cash Flows Provided by Financing Activities	341,755	106,600
Net Increase (Decrease) in Cash During Period	$(74,791)	$10,267

Balance Sheet

As at June 30, 2014, the Company had total assets of $449,122 compared with total assets of $293,275 as at December 31, 2013. The assets are mainly comprised of cash and development costs. The increase in development costs are primarily due to the launch and eventual launch of multiple products in 2014, as more fully described below.

The Company had total liabilities of $660,240 at June 30, 2014, compared with $1,934,348 as at December 31, 2013. The decrease in total liabilities is mainly attributable to the decrease of $1,415,885 in the derivative liability.

Operating Expenses

During the three and six months ended June 30, 2014, the Company incurred operating expenses totaling $614,206 and $1,111,540, respectively, compared with $158,752 and $409,908, respectively, for the three and six months ended June 30, 2013. The increase in operating expenses is mainly attributable to an increase production expenses associated with the development of products and product expansion, product marketing and promotional expenses associated with the announcement and launch of products and product expansions, and professional fees related to the commencement of operations and developing partnerships.

11

Net Income (Loss)

During the three and six months ended June 30, 2014, the Company realized a net loss of $1,017,370 and $466,011, respectively compared with a net loss of $159,263 and $411,495, respectively, for the three and six months ended June 30, 2013. The increase in the net loss from the six month period ended June 30, 2013 to the net loss for the six month period ended June 30, 2014 was primarily due to an increase in operating expenses, as noted above, and interest expense related to the commencement of initial operations partially offset by a decrease in the derivative liability. In addition, during the six months ended June 30, 2014 the Company completed the development of and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Cumulative sales of these products for the three and six month periods ending June 30, 2014 were $40,871 and $42,397, respectively.

Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices. During the six months ended June 30, 2014, the Company released one product expansion pack for the Timeless Gems on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. During the six months ended June 30, 2014, the Company completed the development of two additional expansion packs for the Timeless Gems product and it is anticipated that these expansions will be released in the 3rd and 4th quarters of 2014 on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices.

During the three months ended June 30, 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine is the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedite service, payment, and second screen televisions. The platform provides guests with menu and entertainment options, portability that eliminates the constraints of one-tablet-per-table installations, and other innovations that help increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content that targets everyone from families to sports fans to couples and more. Many of the games also enable guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, creating a more interactive gaming experience. It is anticipated that the Company will receive licensing revenue from Tanjarine as Tanjarine purchases product installs of the Company’s products for play on their proprietary hardware.

Liquidity and Capital Resources

As at June 30, 2014, the Company had a cash balance of $39,638 and a working capital deficit of $532,549 compared with a cash balance of $114,429 and working capital deficit of $1,812,630 at December 31, 2013. The increase in working capital is mainly due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the six months ended June 30, 2014, the Company used $289,987 of cash in operating activities compared with use of $98,482 of cash in operating activities during the six months ended June 30, 2013. The increase in the use of cash for operating activities is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Cash Flows from Investing Activity

During the six months ended June 30, 2014, the Company used $126,559 of cash in investing activities compared with $2,149 of cash provided during the six months ended June 30, 2013. The increase in cash used in investing activities is mainly due to increased product development costs and capital expenditures.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, the Company received $341,755 of cash from financing activities compared with the receipt of $106,600 of cash during the six months ended June 30, 2013. The increase in cash provided by financing activities is mainly due to proceeds from issuance of common stock for cash. The Company is using proceeds received from the issuance of common stock to fund product development costs, product marketing and product publicity costs along with general and administrative expenses.

12

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. Our intended source of future cash flow to fund our growth model until we are able to establish profitable operations are through additional debt and equity offerings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on the issuance of debt and equity in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

13

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, advisory board members were issued a total of 104,076 shares of common stock for services.

We issued 2,085,934 shares of common stock to individuals and entities for consulting services rendered and software development costs incurred for the three months ended June 30, 2014.

During the three months ended June 30, 2014, we issued 1,550,000 shares of common stock in response to conversion notices received from a holder of our convertible debentures. The sales were made pursuant to Rule 506 under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

*furnished herewith

14

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2014.

Soul and Vibe Interactive Inc.

Date: August 14, 2014	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

15