Form 10-Q
period 2014-09-30
Soul & Vibe Interactive Inc.
filed 2014-11-13
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2014, there were 30,651,827 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statement of Changes in Shareholder’s Deficit	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to the Unaudited Condensed Consolidated Financial Statements	F-6

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS

Current Assets
Cash	$145,066	$114,429
Accounts Receivable	2,935	-
Debt Issue Cost	-	7,289
Prepaid Expenses	75,026	-

Total Current Assets	223,027	121,718

Fixed Assets
Furniture and Equipment	6,807	2,748
Accumulated Depreciation	(1,065)	(191)

Total Fixed Assets	5,742	2,557

Other Assets
Development Costs, net of accumulated amortization of $33,239 and $0 as of September 30, 2014 and December 31, 2013, respectively	344,266	169,000

Total Assets	$573,035	$293,275

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$356,700	$184,343
Accrued expenses	693	5,905
Note payable, related party	2,500	36,100
Convertible note payable, related party, net of discount of $1,374 and $5,397 as of September 30, 2014 and December 31, 2013, respectively	8,626	4,603
Convertible notes payable, net of discount of $16,869 and $74,136 as of September 30, 2014 and December 31, 2013, respectively	105,909	48,642
Convertible debentures, net of discount of $152,922 and $289,474 as of September 30, 2014 and December 31, 2013, respectively	57,745	78,948
Derivative liability	176,179	1,575,807

Total Current Liabilities	708,352	1,934,348

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 30,651,827 and 15,918,840 issued and outstanding as of Septemeber 30, 2014 and December 31, 2013, respectively	30,652	15,919
Additional Paid-in Capital	3,026,267	668,268
Accumulated Deficit	(3,192,366)	(2,325,390)

Total Shareholder's Deficit	(135,317)	(1,641,073)

Total Liabilities & Shareholder's Deficit	$573,035	$293,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$9,635	$-	$52,032	$-
Cost of Sales	(15,780)	-	(48,838)	-

Gross Profit (Loss)	(6,145)	-	3,194	-

Operating Expenses
General & Administrative	71,182	98,056	408,546	279,499
Professional Fees	188,304	139,990	962,480	368,455

Total Operating Expenses	259,486	238,046	1,371,026	647,954

Operating Loss	(265,631)	(238,046)	(1,367,832)	(647,954)

Other Income (Expense)
Gain (Loss) on Derivative	(85,832)	-	885,294	-
Loss on Extinguishment of Debt	(4,554)	-	(76,360)	-
Interest Expense	(44,948)	(19,338)	(308,078)	(20,925)

Total Other Income (Expense)	(135,334)	(19,338)	500,856	(20,925)

Loss before Income Taxes	(400,965)	(257,384)	(866,976)	(668,879)

Income Taxes	-	-	-	-

Net Loss	$(400,965)	$(257,384)	$(866,976)	$(668,879)

Basic and Diluted Loss per Share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted Average Shares Outstanding	26,884,507	15,353,098	21,925,487	13,502,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Soul and Vibe Interactive Inc.

Condensed Consolidated Statement of Changes in Shareholder's Deficit

	Preferred shares outstanding	Preferred shares	Common shares outstanding	Common shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2013	130,000	$130	15,918,840	$15,919	$668,268	$(2,325,390)	$(1,641,073)

Share issuances for cash (unaudited)	-	-	2,239,910	2,240	373,115	-	375,355
Share-based consulting expense (unaudited)	-	-	2,624,233	2,624	479,258	-	481,882
Shares issued for prepaid expenses (unaudited)	-	-	2,571,750	2,572	312,754	-	315,326
Shares issued for software development costs (unaudited)	-	-	139,320	139	36,626	-	36,765
Cashless exercise of warrants (unaudited)	-	-	277,777	278	(278)	-	-
Converted debenture principal and accrued interest (unaudited)	-	-	6,879,997	6,880	1,023,866	-	1,030,746
Warrants issued upon refinance of debt recorded as debt discount (unaudited)	-	-	-	-	22,941	-	22,941
Warrant-based consulting expense (unaudited)	-	-	-	-	39,674		39,674
Wages, rent and interest contributed to capital (unaudited)	-	-	-	-	70,043	-	70,043

Net loss (unaudited)	-	-	-	-	-	(866,976)	(866,976)

Balance at September 30, 2014 (unaudited)	130,000	$130	30,651,827	$30,652	$3,026,267	$(3,192,366)	$(135,317)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(866,976)	$(668,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	874	-
Amortization	316,848	18,821
Wages and interest contributed to capital	70,043	63,210
Common stock and warrants issued for services	521,556	259,367
Gain on derivative	(885,294)	-
Loss on extinguishment of debt	76,360	-
Changes in Operating Assets and Liabilites:
Increase in accounts receivable	(2,935)	-
Decrease in prepaid expenses	240,300	-
Increase in accounts payable	164,857	184,011
Increase in accrued interest	21,548	-

Net cash used in operating activities	(342,819)	(143,470)

Cash Flows from Investing Activities
Cash acquired in business combination	-	2,149
Purchased of fixed assets	(4,059)	-
Cash paid for development costs	(164,240)	-

Net cash provided by (used in) investing activities	(168,299)	2,149

Cash Flows from financing activities
Proceeds from note payable, related party	-	6,600
Repayment of related party notes payable	(33,600)	-
Proceeds from the issuance of convertible debenture and notes payable	200,000	119,500
Proceeds from sale of common stock and warrants, net of offering costs	375,355	100,000

Net cash provided by financing activities	541,755	226,100

Net increase in cash	30,637	84,779

Cash Balance at Beg of Period	114,429	125
Cash Balance at End of Period	$145,066	$84,904

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$36,765	$-
Software development costs financed by accounts payable	$7,500	$-
Accrued interest converted to capital stock	$26,760	$-
Debenture principal converted to capital stock	$368,422	$-
Debt discount removed upon extinguishment of debt	$104,415	$-
Derivative liability removed upon extinguishment of debt	$663,619	$-
Capital stock issued for prepaid expenses	$315,326	$-
Warrants issued upon refinance of debt recorded as debt discount	$22,941	$-
Fair value of derivative conversion option recorded as debt discount	$149,285	$-
Discount on issuance of convertible debenture	$10,667	$-

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

Revenue Recognition

The Company primarily digitally distributes its products through (an) online merchants / portal service(s). The Company recognizes revenue at the “on demand” point of sale by the customer and recognizes a receivable. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) track product sales on a daily / near-daily basis. Every two weeks, monthly, or quarterly (depending upon the digital merchant / portal service) payment is remitted to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a monthly basis. On average, between thirty (30) to forty-five (45) days following the end of a month, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

Basic Loss Per Share

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

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the three and nine month periods ending September 30, 2014 was $12,822 and $33,239, respectively, and $0 for the three and nine month periods ending September 30, 2013.

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

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities, and derivative liabilities. The recorded values of financial instruments other than the derivative liability approximate their current fair values because of their nature and respective maturity dates or durations. The derivative liability is measured at fair value.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2014, the Company had incurred cumulative losses of $3,192,366 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in shareholder’s equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the nine month period ended September 30, 2014, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue in the second and third quarters of 2014.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3.0M in capitalization in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The capitalization will cover the acquisition of pick-ups (depending on the value of the capitalization, also the development of a proprietary intellectual property (IP) product) along with the release of the games as well as the marketing and public relations (PR) expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers. The anticipated number of pick-ups is two. The capitalization would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating capitalization opportunities that are compatible with its growth plans and business model. Additional capitalization (beyond the identified $2.5M to $3.0M; cumulatively of $5.0M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

During the nine months ended September 30, 2014 the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during the nine months ended September 30, 2014. A third package of expansion content for Timeless Gems was developed during the three months ended September 30, 2014 but this package has not yet been released. It is anticipated that this third expansion package will be released during the 1st quarter of 2015.

During the nine months ended September 30, 2014, the Company also continued the development of additional products that, as of September 30, 2014, have not been publically announced. It is anticipated that these products will be released into the market in the first quarter of 2015 on the following hardware platforms: Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform.

During the nine months ended September 30, 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine is the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedite service, payment, and second screen televisions. The platform provides guests with menu and entertainment options, portability that eliminates the constraints of one-tablet-per-table installations, and other innovations that help increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content that targets everyone from families to sports fans to couples and more. Many of the games also enable guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, creating a more interactive gaming experience. It is anticipated that the Company will receive licensing revenue from Tanjarine as Tanjarine purchases product installs of the Company’s products for play on their proprietary hardware.

Note 4 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

During the nine month period ended September 30, 2014, the Company paid the remaining balance of $33,600 due on a loan payable to an officer of the Company. This loan was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012.  The loan was unsecured, was due on demand and bore interest at 3.5% per annum.  Accrued interest was $0 as of September 30, 2014, as interest for this loan payable was accounted as contributed to capital. In addition, an amount of $2,500 was paid by the officer to a third party vendor on behalf of the Company. This amount is reimbursable to the officer, and has been included in the note payable related party balance as of September 30, 2014. The amount is unsecured and bears no interest.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Convertible Notes Payable

During July 2013, the Company received $9,000 in exchange for a Convertible Note with a maturity value of $10,000 and a warrant to purchase up to 33,334 shares of the Company’s common stock for a period of two years at a price of $0.60 per share. The convertible note is unsecured, due one year from the date of issue and accrues interest at a rate of approximately 10% per annum. During August 2014 an agreement was signed extending the due date of the convertible note to February 2015. Pursuant to this agreement, the holder was issued a warrant to purchase 40,000 additional shares of the Company’s common shares for a period of two years at a price of $0.06 per share.

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the three and nine months ended September 30, 2014, the Company amortized $793 and $5,766 of this debt discount to interest expense, respectively.

Note 5 - Convertible Notes Payable

Convertible Notes Payable

During August 2013, the Company received a total of $110,500 in exchange for three convertible notes with a maturity values totaling $122,778 and warrants to purchase up to 245,556 shares of the Company’s common stock for a period of two years at a price of $0.75 per share. The convertible notes are unsecured, due one year from the date of issue and accrue interest at a rate of approximately 10% per annum. During August 2014 an agreement was signed extending the due date of the convertible notes to February 2015. Pursuant to this agreement, the holders were issued warrants to purchase 491,112 additional shares of the Company’s common shares for a period of two years at a price of $0.06 per share.

The Company valued the initial warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount was being amortized over the initial life of the convertible notes, which expired in August 2014. The Company valued the additional warrants at $21,214, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the three and nine months ended September 30, 2014, the Company amortized $17,763 and $78,481 of this debt discount to interest expense, respectively.

Convertible Debentures

During October and November 2013, the Company received a total of $350,000 in exchange for two convertible debentures with maturity values totaling $368,422, due in July and August of 2014. The Debentures accrued interest at a rate of approximately 10% per annum, were convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price for the ten trading days immediately preceding the conversion date, subject to a floor of 40% of the trading price on the day prior to conversion. The Convertible Debentures were subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Company was allowed to redeem the Debentures, subjected to prior notice to the Investors, by paying an amount equal to 130% of the principal and interest payable under the Debentures. During May of 2014, the convertible debenture agreement was amended to reflect a conversion price equal to 35% of the lowest trading price for the ten trading days immediately preceding the conversion date with no floor. During the nine months ended September 30, 2014, the entire amount of principal and accrued interest related to the debentures was converted into common shares of the Company.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Debentures, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the convertible debentures at $368,422, which was recorded as a discount to the convertible debentures. This discount was being amortized over the life of the convertible debenture. During the three and nine months ended September 30, 2014, the Company amortized $8,247 and $185,060 of this debt discount to interest expense, respectively.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During September 2014, the Company received a total of $200,000 in exchange for a convertible debenture with a maturity value of $210,667, due in June of 2015. The Debenture accrues interest at a rate of approximately 10% per annum, is convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price for the ten trading days immediately preceding the conversion date. The Convertible Debenture is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Company may redeem the Debentures, subject to prior notice to the Investors, by paying an amount equal to 100% - 130% of the principal and interest payable under the Debentures, depending on when the prepayment option is exercised.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option is deemed and classified as derivative liability, recorded at fair value. The Company valued the conversion option at $149,285, which was recorded as a discount to the convertible debenture. This discount is being amortized over the life of the convertible debenture or until such time as the convertible debenture is repaid or converted. During the three and nine months ended September 30, 2014, the Company amortized $7,031 of the debt discount to interest expense.

Note 6 – Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Debentures for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debentures should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debentures contain dilutive issuance clauses.  Under these clauses, based on future issuances of The Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debentures can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced Convertible Debentures issued in October and November of 2013, $368,422 was recorded as debt discount and $135,652 was recorded as day one loss on derivative liability. At September 30, 2014, the conversion options were valued at $0. Upon the issuance date of the above reference Convertible Debenture issued in September of 2014, $149,285 was recorded as a debt discount. At September 30, 2014, the conversion option was valued at $176,179.

The Company valued the Convertible Debenture conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.03%, (2) lives of 0.72 years, (3) expected volatility of 157%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debentures, and (6) the common stock price of the underlying shares on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2014:

Conversion option derivative liabilities December 31, 2013	$1,575,807
Addition of new conversion option derivatives	149,285
Reclassification of conversion option derivative to gain on extinguishment of debt	(663,619)
Change in fair value	(885,294)
Balance at September 30, 2014	$176,179

Note 7 – Common Stock and Common Stock Warrants

Common Stock

During January 2014, the Company sold an aggregate of 500,000 shares of its Common Stock to an accredited investor for an aggregate purchase price of $50,000. In addition and pursuant to the stock purchase agreement, an additional 300,000 shares were issued to the investor in July 2014. The Company also sold an aggregate of 650,000 shares of its Common Stock to another accredited investor for an aggregate purchase price of $130,000. Under this stock purchase agreement, the investor was also issued warrants to purchase up to 700,000 shares of its Common Stock. Both of these stock sales were pursuant to Rule 506 of Regulation D under the Securities Act.

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

During the three and nine months ended September 30, 2014, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 378,930 and 522,852 shares of common stock for services, respectively. The total market value of the shares issued for advisory services was $51,839, equivalent to approximately $1,000 for each month of service per member.

The Company issued 2,162,524 and 4,812,451 common shares to individuals for consulting services rendered and software development costs incurred for the three and nine months ended September 30, 2014, respectively. The total market value of the shares issued for consulting services was $745,369, $315,326 of which was recorded as prepaid expenses and $430,043 of which is included in professional fees on the statement of operations for the nine months ended September 30, 2014. The total market value of the shares issued for software development costs was $36,765, which is included in development costs on the balance sheet.

During the nine months ended September 30, 2014 $368,422 of debenture principal, as described in Note 5, and $26,760 of related accrued interest were converted into 6,879,997 common shares.

Common Stock Warrants

During the nine months ended September 30, 2014, the Company issued a warrant to purchase 700,000 shares of common shares, as noted above. The warrant is exercisable after the date of the grant, and is exercisable at a price of $0.25 per share and expire five-years from the date of grant.

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the nine months ended September 30, 2014 include (1) risk-free interest rates between 0.51% and 1.72%, (2) lives between 2 and 5 years, (3) expected volatility of between 160% and 246%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

During the nine months ended September 30, 2014, a previously issued warrant agreement issued during May, 2013 was amended. The amendment changed the exercise price of the warrant to $0.10 per share post adjustment pursuant to the reverse stock split which occurred during August 2013. Except as modified by this amendment, all of the terms and conditions of the warrant shall remain in full force and effect.

During the nine months ended September 30, 2014, an investor exercised, on a cashless basis, a portion of a then outstanding warrant and received in consideration therefor an aggregate of 277,777 shares of Common Stock.

During the nine months ended September 30, 2014 the Company issued a warrant to purchase 250,000 shares of common shares. The warrant is exercisable after the date of the grant, and is exercisable at a price of $0.10 per share and expire five-years from the date of grant.

During the three months ended September 30, 2014 the Company issued warrants to purchase 531,112 shares of common shares, as described in notes 4 and 5. The warrants are exercisable after the date of the grant, are exercisable at a price of $0.06 per share, and expire two years from the date of grant.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the outstanding warrants and associated activity for the three months ended September 30, 2014:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, June 30, 2014	1,228,890	$0.33	3.73
Granted	531,112	0.06	1.91
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2014	1,760,002	$0. 25	3.00

Note 8 – Subsequent Events

The Company has evaluated subsequent events through November 13, 2014, the date on which the financial statements were available to be issued.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2014	2013
Current Assets	$223,027	$121,718
Current Liabilities	708,352	1,934,348
Working Capital (Deficit)	$(485,325)	$(1,812,630)

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows Used in Operating Activities	$(342,819)	$(143,470)
Cash Flows Provided by (used in) Investing Activities	(168,299)	2,149
Cash Flows Provided by Financing Activities	541,755	226,100
Net Increase (Decrease) in Cash During Period	$30,637	$84,779

Balance Sheet

As at September 30, 2014, the Company had total assets of $573,035 compared with total assets of $293,275 as at December 31, 2013. The assets are mainly comprised of cash and development costs. The increase in development costs are primarily due to the launch and eventual launch of multiple products in 2014 and 2015, as more fully described below.

The Company had total liabilities of $708,352 at September 30, 2014, compared with $1,934,348 as at December 31, 2013. The decrease in total liabilities is mainly attributable to the decrease of $1,399,628 in the derivative liability, which was the result of the underlying convertible debenture coming to maturity.

Operating Expenses

During the three and nine months ended September 30, 2014, the Company incurred operating expenses totaling $259,486 and $1,371,026, respectively, compared with $238,046 and $647,954, respectively, for the three and nine months ended September 30, 2013. The increase in operating expenses is mainly attributable to an increase in product marketing and promotional expenses associated with the announcement and launch of products and product expansions, and professional fees related to the commencement of operations and developing partnerships.

1

Net Income (Loss)

During the three and nine months ended September 30, 2014, the Company realized a net loss of $400,965 and $866,976, respectively compared with a net loss of $257,384 and $668,879, respectively, for the three and nine months ended September 30, 2013. The increase in the net loss from the nine month period ended September 30, 2013 to the net loss for the nine month period ended September 30, 2014 was primarily due to an increase in operating expenses, as noted above, and interest expense related to the commencement of initial operations partially offset by a decrease in the derivative liability. In addition, during the nine months ended September 30, 2014 the Company completed the development of and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Cumulative sales of these products for the three and nine month periods ending September 30, 2014 were $9,635 and $52,032, respectively.

Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during the nine months ended September 30, 2014. A third package of expansion content for Timeless Gems was developed during the nine months ended September 30, 2014 but this package has not yet been released. It is anticipated that this third expansion package will be released during the 1st quarter of 2015.

During the nine months ended September 30, 2014, the Company also continued the development of additional products that, as of September 30, 2014, have not been publically announced. It is anticipated that these products will be released into the market in the first quarter of 2015 on the following hardware platforms: Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform.

During the nine months ended September 30, 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine is the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedite service, payment, and second screen televisions. The platform provides guests with menu and entertainment options, portability that eliminates the constraints of one-tablet-per-table installations, and other innovations that help increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content that targets everyone from families to sports fans to couples and more. Many of the games also enable guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, creating a more interactive gaming experience. It is anticipated that the Company will receive licensing revenue from Tanjarine as Tanjarine purchases product installs of the Company’s products for play on their proprietary hardware.

Liquidity and Capital Resources

As at September 30, 2014, the Company had a cash balance of $145,066 and a working capital deficit of $485,325 compared with a cash balance of $114,429 and working capital deficit of $1,812,630 at December 31, 2013. The increase in working capital is mainly due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, the Company used $342,819 of cash in operating activities compared with use of $143,470 of cash in operating activities during the nine months ended September 30, 2013. The increase in the use of cash for operating activities is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Cash Flows from Investing Activity

During the nine months ended September 30, 2014, the Company used $168,299 of cash in investing activities compared with $2,149 of cash provided during the nine months ended September 30, 2013. The increase in cash used in investing activities is mainly due to increased product development costs and capital expenditures.

2

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, the Company received $541,755 of cash from financing activities compared with the receipt of $226,100 of cash during the nine months ended September 30, 2013. The increase in cash provided by financing activities is mainly due to proceeds from issuance of common stock for cash as well as the issuance of a convertible debenture. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs along with general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, advisory board members were issued a total of 378,930 shares of common stock for services.

We issued 2,162,524 common shares to individuals and entities for consulting services rendered for the three months ended September 30, 2014.

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

+filed herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2014.

Soul and Vibe Interactive Inc.

Date: November 13, 2014	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo
President and Chief Executive Officer

5