Form 10-K
period 2014-12-31
Soul & Vibe Interactive Inc.
filed 2015-03-31
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2014, based upon the $0.157 per share closing price of such stock on that date, was $2,542,947.

There were 48,744,973 shares of common stock outstanding as of March 24, 2015.

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

As used in this Annual Report on Form 10-K, all references to “we”, “our” and “us” for periods prior to the closing of the Exchange refer to Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul”) as a privately owned company, and for periods subsequent to the closing of the Exchange, refer to the Company and its subsidiaries (including Soul). All share figures in this Annual Report reflect the effectuation of the Reverse Split discussed below.

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

Changes to the Board of Directors and Executive Officers. Upon the closing of the Exchange, Pauline Carson resigned from her positions as Chief Executive Officer, President and a member of its Board of Directors of the Company, but was appointed as a Vice President of the Company. Simultaneously with the effectiveness of the Exchange, Peter Anthony Chiodo, who has served as a member of the Board of Directors of the Company and as its Vice President, was appointed as the Company’s Chief Executive Officer, President, Treasurer, and Secretary.

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

Overview

Soul and Vibe Interactive Inc. is a video and computer games company. We develop, publish, and digitally distribute interactive entertainment for video game consoles, mobile and augmented reality/wearable tech devices, and personal computers.  Since our inception, we have generated a degree of revenue. Revenue generation began in the 1st quarter of 2014 with the release of our first product. The release was Timeless Gems, an innovative "match-3" game that features board game elements. Timeless Gems was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) in February and March 2014. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during fiscal year 2014. A third package of expansion content for Timeless Gems was developed during fiscal year 2014 but this package has not yet been released. It is anticipated that this third expansion package will be released during fiscal year 2015. In June 2014 the company released a second product, Striker Rush: Champion Edition. Striker Rush: Champion Edition was released, worldwide, through Apple’s App Store (for iPhone, iPad, and iPod Touch mobile devices), and through Google Play and Amazon.com (for Android devices.)

During fiscal year 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine is the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedite service, payment, and second screen televisions. The platform provides guests with menu and entertainment options, portability that eliminates the constraints of one-tablet-per-table installations, and other innovations that help increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content that targets everyone from families to sports fans to couples and more. Many of the games also enable guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, creating a more interactive gaming experience. It is anticipated that the Company will receive licensing revenue from Tanjarine as Tanjarine purchases product installs of the Company’s products for play on their proprietary hardware.

During fiscal year 2014 the Company also continued the development of additional products that, as of the date of this Annual Report, have not been publicly announced. It is anticipated that these products will be released into the market late in the second quarter of 2015 on the following hardware platforms: Facebook, through Apple’s App Store (for iPhone, iPad, and iPod Touch mobile devices), through Google Play and Amazon.com (for Android devices), and on the Windows Mobile Platform with anticipated support for Xbox Live, as a feature set.

These aforementioned releases have begun to generate a degree of revenue for the Company. Our operations to date have been financed by Mr. Chiodo, our sole officer, and independent accredited investors who have entered into private finance transactions with us.

The Company intends to focus its operational strategy on the development of product for a variety of hardware platforms: video game consoles (for example: Xbox 360 and PlayStation 3), mobile (for example: Apple iOS, Android devices, and Windows Phones), augmented reality/wearable tech devices (for example: HTC Vive, Vuzix-branded hardware, and Oculus Rift), and personal computers (for example: PC and Mac and browser applications such as Facebook). Our products are also anticipated to be released on portable video game consoles (for example: PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Products will be designed for specific hardware platforms; not all products will be released on all hardware platforms.

Most of the Company’s products are expected to be digitally distributed (via download) through a “First Party” distribution store (for example: Facebook, Microsoft Corporation’s Marketplace, Apple Inc.’s App Store, Google’s Google Play, etc.). Some of the Company’s products may bear licensed-brands through which there is potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

The Company’s products are focused within three core areas: Licensed-brand games, internally-generated intellectual property (“IP”) based games, and so-called “Pick-Ups.” Pick-ups are games developed (and financed) by independent software developers located throughout the world. Oftentimes, these independent software developers are looking for a publishing partner such as the Company as they tend to: (i) lack the marketing/publicity infrastructure and relationships to properly bring a game to market, (ii) need to partner with a company in possession of platform-specific publishing licenses, and/or (iii) require some additional capital to complete the development cycle. The Company can acquire the games created by these independent software developers for either a flat fee or a combination of a flat fee and a small “back-end” royalty that is payable once the Company recoups its costs. Pick-ups could be beneficial for the Company as they represent products that can often be quickly brought to market and subsequently fill in the gaps between the releases of the “bigger” Licensed-Brand and internally-generated IP-based games. This allows the Company to establish a recurring release calendar that: (i) distributes revenues across a fiscal year and (ii) provides a steady stream of content for our users and games industry media to talk about, thus reinforcing our Soul and Vibe brand as a publishing label. It is anticipated that a large portion of the Company’s product portfolio in fiscal year 2015 onward may be comprised of pick-up opportunities.

We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to our substantial investment in research and development, attorneys’ fees and expenses, and consultants’ fees. During the twelve months ended December 31, 2014, the Company realized a net loss of $2,121,633 compared with a net loss of $2,270,453 for year ended December 31, 2013. As of December 31, 2014, the Company had a working capital deficiency of $1,629,760 and a shareholder’s deficit of $1,238,127.

Games the Company intends to develop from concepts and publish as final products

Our projected portfolio consists of games and apps based on the marks of our licensed-brand partners (General Mills and the John Deere Company) and internally-generated Soul and Vibe IP-based games, such as “Bugaboo,” a virtual-pet game that may bear a licensed-brand, “The Dragon Wars,” “Grimwhiskers,” and “Last Day On Earth” (L.D.O.E.). The products that comprise the portfolio are in pre-production. Specifically:

The Wheaties Challenge. The Wheaties Challenge is an adrenaline-charged arcade sports compilation for console, mobile, and PC/Mac. The game promotes family health and wellness, is sponsored by General Mills, and features Wheaties as its signature brand.

The Wheaties Challenge has a projected development schedule of 12 months. (The externally contracted software development team selected for this sports-themed game can hire contingent staff to increase development capacity should it be deemed appropriate to do so.) The game has a conceptual treatment that was presented to Microsoft Corporation (“Microsoft”) and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently anticipates launching this sports-themed game in 2016. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

The Wheaties Challenge has had high-level feature/content scope reviews with independently owned-operated software development teams located all over the world. Based on the high-level feature/content scope reviews that have been conducted with the Company’s prospective development partners for the product, it is estimated to cost approximately $1.2M to $1.5M (on average) to develop and bring this sports-themed game to market.

Bugaboo. Bugaboo is an action-puzzle game for consoles, mobile devices, and personal computers. The core play mechanic is Shadow Weaving: Shape and/or sneak through pockets of darkness, pilfer the property of others through a combination of movement, gadgets, and stealth, and escape the scene of the crime under the pressure of time.

The Company’s projected line of John Deere-branded titles will be based on our licensor’s extensive line of agriculture, construction, forestry, and personal vehicle products. The Company is currently reviewing product concept and scope treatment with independent software development partners. It is anticipated that the Company’s projected line of John Deere-branded titles will be released on mobile and social media platforms.

Bugaboo is an internally-generated Soul and Vibe IP whose primary character set and backstory is anticipated to be introduced to users in a companion app on mobile platforms and Facebook that is slated for release in the second quarter of 2015. The formal Bugaboo project has a projected development schedule of 16 months. The externally contracted software development team selected for the Bugaboo project can hire contingent staff to increase development capacity should it be deemed appropriate to do so. Bugaboo has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Bugaboo” in 2016. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

The Virtual-Pet Game has a projected development schedule of 12 months. Contingent upon the timing of financing and working off of a staggered development calendar, the Company anticipates a release in late 2016. The Virtual-Pet Game has a conceptual treatment that was presented to Microsoft and to Sony as part of the process for securing our publishing licenses. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

The Dragon Wars is an internally-generated Soul and Vibe IP. Contingent upon the timing of financing and working off of a staggered development calendar, the Company anticipates a release in 2017. The Dragon Wars has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

Grimwhiskers is an internally-generated Soul and Vibe IP with a projected development schedule of 14 months. Contingent upon financing and based on a staggered release, we anticipate a release in 2016. Larva, as an externally contracted software development team can hire contingent staff to increase development capacity should it be deemed appropriate to do so.) Grimwhiskers has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Grimwhiskers” in 2016. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

Last Day on Earth is an internally-generated Larva Game Studios IP with a projected development schedule of 12 months. We anticipate a release in 2016. Larva, as an externally contracted software development team can hire contingent staff to increase development capacity should it be deemed appropriate to do so. Contingent upon the timing of financing, the Company presently intends to launch “Last Day on Earth” in 2016. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

On May 15, 2014 the Company announced the signing of a multi-year licensing agreement to develop and publish new video games, entertainment apps, and digitally-distributed content based on the John Deere brand. Under the agreement, the Company will develop and publish games and entertainment apps based on John Deere’s extensive line of agricultural and construction equipment, and more, for consoles, mobile devices, personal computers, and social media platforms such as Facebook. The Company also has the rights to develop and publish John Deere-branded virtual apparel and digital items for Avatars, as well as other digitally-distributed content.

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

•	Monetized Content and Consumables: Soul and Vibe’s stand-alone and “Companion” app products will feature monetized content and “consumables.” Monetized content and “Consumables” can be shared across the Company’s console, mobile, and personal computer releases (inclusive of those released on browser-based systems, such as Facebook.)

•	Supported Mobile Platforms: Soul and Vibe’s products are expected to be published on Apple iOS and Android devices, and the (mobile) Windows platform. Where appropriate, the Company may integrate Facebook support for its mobile titles, enabling social media connectivity across platform versions. In addition, where appropriate, the Company may translate products to portable consoles, such as the Nintendo 3DS and the PlayStation Vita.

²	Apple iOS: Soul and Vibe is signed up as a developer/publisher within Apple’s network and has completed the setup of a company profile within the App Store marketplace. The Company will support the iPhone, iPad/iPad Mini, and desktop/laptop lines of Apple branded hardware through games and games-related content distributed via The App Store. It is anticipated that many of the Company’s iOS platform games may connect to (and be playable on) Facebook, as well.

²	Android: Soul and Vibe is signed up as a developer/publisher within Google’s “Google Play” and Amazon’s networks and has completed the setup of a company profile within the Google and Amazon marketplaces. The Company will support Android mobile phones and Android 7, 9, and 10-inch tablets through games and games-related content distributed via The App Store. It is anticipated that many of the Company’s Android platform games may connect to (and be playable on) Facebook, as well.

²	Windows Platform: As noted previously, in addition to its Xbox 360 PLA, Soul and Vibe has secured licensing to develop and publish games and games-related content for the Windows Phone. Soul and Vibe has a separate PLA for the Windows Phone platform. Like Xbox Live Arcade (“XBLA”), the Windows Phone is a “closed” and “managed” platform. There are business and strategic reasons for implementing these features and supporting the platform: Windows Phone product versions can support implementation of Microsoft’s proprietary Avatar game character set and grant the user access to Live, Microsoft’s online gaming service, and Marketplace through which Avatar items can be purchased. It is anticipated that many of the Company’s Windows platform games may connect to (and be playable on) Facebook, as well.

²	Portable Consoles: Where appropriate, the Company may port products to portable consoles, such as the Nintendo 3DS and the PlayStation Vita. PlayStation Vita games can be developed as a cross-platform “companion” and/or “second screen” complement to games on the PlayStation 3 and its successor, the PlayStation 4. It is anticipated that many of the Company’s Windows console titles may connect to (and be playable on) Facebook, as appropriate.

•	Cross-Platform Support: The Company expects to expand consumer awareness for each game franchise, promote interconnectivity between hardware platforms for our games, and amortize development and marketing expenses. Soul and Vibe can interconnect Windows-based phone and tablet versions of its games with the Xbox 360 and its successor, the Xbox One. Similarly, the Company can interconnect Apple iOS and Android device versions of its games with the PlayStation 3 and its successor, the PlayStation 4.

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

Through its support of Windows 8 initiatives such as Smart Glass (as well as the forthcoming Windows 10 initiatives), the Company will be able to cross promote any/all Companion App versions of its products to users based on the particular mobile device they use. The benefits to this cross-promotional effort will include heightened consumer awareness for IP expanding content and monetized consumables.

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

It is anticipated that our products and their associated marketing and publicity assets will be localized into E-F-I-G-S (English, French, Italian, German, and Spanish). As appropriate, through post release product updates, additional languages may be added, starting with Portuguese, Russian, Korean, Japanese, and Chinese. The Company does not have an internal translation staff. Third party localization firms are expected to be contracted to manage translations.

Competition

Many companies worldwide are dedicated to developing and publishing products for the video and computer games market. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company’s games will be in competition with these companies, such as Zynga, King, Supercell, Rovio, Electronic Arts, Activision, Playdom, Ubisoft, Majesco, and others. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As interactive products (games) in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our games and technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

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

Address and Telephone Number

Our executive office is located at 1660 South Hwy 100, Suite 500, St. Louis Park MN 55416, and our phone number is (763) 400-8040. Our website, www.soulandvibe.com, contains a description of our company, but such website and the information contained on our website should not be viewed as part of this Annual Report.

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

Risks Relating to Our Company

We have historically incurred significant losses and our financial situation creates doubt whether we will continue as a going concern.

During the twelve months ended December 31, 2014, the Company realized a net loss of $2,121,633 compared with a net loss of $2,270,453 for the year ended December 31, 2013. As of December 31, 2014, the Company had a working capital deficiency of $1,629,760 and a shareholder’s deficit of $1,238,127. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

We have a limited operating history and face many of the risks and difficulties frequently encountered by a development stage company.

We are a company in its infancy, and to date, our development efforts have been focused primarily on the development and marketing of our business model and initial product portfolio offerings. Our operations commenced in the first quarter of 2014, however, we have limited operating history for investors to evaluate the potential of our business development. We have not built our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in gaining market share as a new company:

•	Develop effective business plan;
•	Meet customer standards;
•	Attain customer loyalty; and
•	Develop and upgrade our service.

Our future will depend on our ability to release video and computer games and entertainment apps within the market place, which requires careful planning of developing products that meets customer standards without incurring unnecessary cost and expense.

The success of our business is highly dependent on being able to predict which new videogame platforms will be successful, and on the market acceptance and timely release of those platforms. If we do not accurately predict which new videogame platforms will be successful, our financial performance will be materially adversely affected.

We expect to derive most of our revenue from the sale of products for play on videogame platforms manufactured by third parties, such as video game consoles, mobile devices, personal computers and browser-based distribution platforms such as Facebook. Therefore, the success of our products is driven in large part by the success of new videogame hardware systems/distribution platforms and our ability to accurately predict which systems/platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new system/platform. A new system/platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the systems/platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

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

Our ultimate success will depend on generating revenues from the sale of games and games-related content (which is inclusive of virtual apparel and costumes for Avatars, premium downloadable content, and micro-transactions). As a result, if we do not generate enough users, we may be unable to generate sufficient revenues for our games and games-related content. We may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable or even continue to operate.

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

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the month of December. If we miss this key selling period, due to product delays or delayed introduction of a new hardware platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of approximately four to eight years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be immediately offset by increased sales of products for the new platform as the installed base of the new platform needs adequate time to grow. If we fail to deliver our products at the right times, our sales will suffer.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to,

•	the availability of consumer returns in the marketplace (for products distributed at retail);
•	the volume of physical product trade-ins provided by consumers to our retail partners; and
•	consumer spending patterns through online distribution systems and/or with our retail partners (based on the individual product.)

These, as well as other factors, could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Peter Anthony Chiodo, our sole director and Chief Executive Officer and certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of Mr. Chiodo and certain key employees. Although we entered into an employment agreement with Mr. Chiodo in January 2015 and although we may enter into employment agreements with additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Risks Relating to Our Business and Industry

We operate in a highly competitive industry and compete against many large companies that could harm our business.

Many companies worldwide are dedicated to developing and publishing products for the video and computer games market. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company’s games will be in competition with these companies, such as King, Supercell, Rovio, Zynga, Electronic Arts, Activision, Playdom, Ubisoft, Majesco, and others. Most of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As interactive products (games) in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our games and technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

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

We rely upon third parties to provide web and email hosting, networking and distribution for our games, and disruption in these services could harm our business.

We will utilize third party networking providers and distribution partnerships through companies including, but not limited to, Sony Computer Entertainment, Apple, Google, Amazon, and Microsoft, to network and distribute our games and other proprietary technologies. In addition, we utilize a third party web hosting service for our company website and email communications. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

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

Our success depends in part on our ability to offer products and services that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. If the physical merchandise we offer for sale fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory (for retail distributed products). If the digitally distributed merchandise we offer gratis (using a “freemium model”) or for purchase (using a “premium” model) fails to satisfy customers’ tastes or respond to changes in customer preferences, our downloads and monetized content conversion rates could suffer. The two (2) aforementioned scenarios could depress our profit margins. In addition, any failure to offer products and services in line with customers’ preferences could allow competitors to gain market share, which could harm our business, results of operations and financial condition.

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

Risks Related to an Investment in Our Securities

There is a limited market for our common stock, which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the OTC QB under the symbol “SOUL.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

Because our principal stockholder controls a significant number of shares of our common stock, he has effective control over actions requiring stockholder approval.

Our Chief Executive Officer and principal stockholder beneficially owns more than 50% of our outstanding shares of common stock. Accordingly, he has the ability to control the Company and the outcome of issues submitted to our stockholders.

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has little experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for or obligations to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 24, 2015, we had 48,744,973 shares of Common Stock and 130,000 shares of Series B Preferred Stock issued and outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing, whether or not in connection with the Purchase Agreement, or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Currently, our Chief Executive Officer supplies office space to the Company at no charge. In addition, we pay approximately $250 per month for virtual office space.

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

	High	Low
Year 2013
First Quarter	$1.28	$0.86
Second Quarter	$1.08	$0.69
Third Quarter	$4.44	$0.31
Fourth Quarter	$0.55	$0.17

Year 2014
First Quarter	$0.62	$0.38
Second Quarter	$0.52	$0.12
Third Quarter	$0.17	$0.03
Fourth Quarter	$0.06	$0.01

Year 2015
First Quarter to date	$0.06	0.02

Holders. As of March 24, 2015, there were approximately 44 holders of record of our common stock, which excludes those shareholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Sales of Unregistered Securities. During the three months ended December 31, 2014, advisory board members and consultants were issued a total of 4,871,665 shares of common stock for services. In addition, on January 26, 2015, we issued an aggregate of 960,000 shares of our common stock to Peter Anthony Chiodo, Chief Executive Officer, pursuant to the employment agreement entered into by and between our company and Mr. Chiodo on January 20, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2014, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Note Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company concentrates its operational strategy on the development of product for a variety of hardware platforms: video game consoles (for example: Xbox 360, PlayStation 3 and their successors), mobile (for example: Apple iOS and Android devices, Windows Phones and Tablets), and personal computers (for example: PC and Mac). Our products will also be released on portable video game consoles (for example: PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Products will be designed for specific hardware platforms; not all products will be released on all hardware platforms.

Most of the Company’s products are digitally distributed (via download) through a “First Party” distribution store (for example: Microsoft’s Marketplace or Apple’s App Store). Some of the Company’s products may bear licensed-brands through which there is great potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

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

Results of Operations

Working Capital

	December 31, 2014	December 31, 2013
Current Assets	$43,061	$121,718
Current Liabilities	1,672,821	1,934,348
Working Capital (Deficit)	$(1,629,760)	$(1,812,630)

Cash Flows

	Twelve months ended	Twelve months ended
	December 31, 2014	December 31, 2013
Cash Flows Used in Operating Activities	$(419,470)	$(261,197)
Cash Flows Used in Investing Activities	(200,962)	(165,599)
Cash Flows Provided by Financing Activities	531,755	541,100
Net Increase (Decrease) in Cash During Period	$(88,677)	$114,304

Balance Sheet

As at December 31, 2014, the Company had total assets of $434,694 compared with total assets of $293,275 as at December 31, 2013. The assets are mainly comprised of cash and capitalized development costs.

The Company had total liabilities of $1,672,821 at December 31, 2014 compared with $1,934,348 as at December 31, 2013. The decrease in total liabilities is mainly attributable to a decrease in the derivative liability.

Operating Expenses

During the twelve months ended December 31, 2014, the Company incurred operating expenses totaling $1,652,214 compared with $901,348 for the year ended December 31, 2013. The increase in operating expenses is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

During the twelve months ended December 31, 2014, the Company realized net loss of $2,121,633 compared with a net loss of $2,270,453 for the year ended December 31, 2013. The decrease in net loss was primarily due to a gain on derivative instruments.

Plan of Operations

We plan to engage in product development, product release and marketing. Dependent on the timing of appropriate financing, the Company intends to begin development of two proprietary IP-based games and acquire an estimated two “pick up” games from independent software developers. Dependent on appropriate financing, the two proprietary IP-based games are anticipated to be released in 2016 and the two “pick-up” games are expected to be released in the second half of 2015. The Company, as a publisher, intends to release each game under the label “Soul and Vibe.” Prior to release, the Company intends to develop and execute a marketing and publicity plan designed to produce a testing plan for each title. As and when each game has been internally approved by the Company’s in-house Quality Assurance (testing) department, it will be submitted to the hardware platform manufacturer (as appropriate) for review and approval. Assuming approval is granted, the title(s) will either be propped to their servers for consumer purchase (download) or sent to a replicator (for physical product). As part of executing this plan, the Company expects to invest, subject to being able to raise the requisite financing, in capital equipment that will be needed to bring the products to market. This is inclusive of development and testing equipment and general hardware for marketing and production management. As the number of products the Company publishes increases, the staff of the Company is expected to increase commensurately. The Company presently anticipates that the staff increases will fall in the following categories: Quality Assurance (testing), marketing and public relations and production management along with the likely integration of consultants in the areas of consumer marketing and sales (retail). In addition, the Company intends to sign a lease for office space, establish its office and undertake and execute marketing and PR initiatives for the Company and the products it intends to release. If the Company is successful in raising the requisite financing in the future, it will: 1) pursue continued development of multiple projects that will be released on multiple hardware platforms and 2) publish them in a “staggered” release.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2014, the Company had a cash balance of $25,752 and a working capital deficit of $1,629,760 compared with a cash balance of $114,429 and working capital deficit of $1,812,630 at December 31, 2013. The increase in working capital is mainly due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the year ended December 31, 2014, the Company used $419,470 of cash in operating activities compared with use of $261,197 of cash in operating activities during the year ended December 31, 2013. The increase in the use of cash for operating activities is mainly attributable to an increase in general and administrative expenses related to the commencement of initial operations.

Cash Flows from Investing Activity

During the year ended December 31, 2014, the Company used $200,962 of cash in investing activities compared with $165,599 of cash used during the year ended December 31, 2013. The increase in cash used in investing activities is mainly due to increased product development costs and capital expenditures.

Cash Flows from Financing Activities

During the year ended December 31, 2014, the Company received $531,755 of cash from financing activities compared with the receipt of $541,100 of cash during the year ended December 31, 2013. The cash provided by financing activities is mainly due to proceeds from issuance of common stock and warrants for cash as well as the issuance of convertible debentures. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs, and general and administrative expenses.

On February 3, 2015 (the “Issuance Date”), the Company completed the closing of a private placement financing transaction (the “Transaction”) with an accredited investor (the “OID Investor”), which purchased a Convertible Note (the “OID Note”) in the aggregate principal amount of up to $400,000 due two (2) years from the Issuance Date (the “Maturity Date”), and received gross proceeds of $50,000, excluding transaction costs, fees and expenses. The OID Note carries an original issue discount (the “OID”) of ten percent (10%). The Company is therefore obligated to pay the OID Investor an aggregate of $55,000 (the “Principal Sum”) on the Maturity Date.

On March 16, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with LG Capital Funding, LLC, an accredited investor (“LG Capital”), pursuant to which the Company issued LG Capital a convertible promissory note (the “LG Note”) in the principal amount of $52,500 (“LG Note”). Interest on the LG Note accrues at the rate of 8% per annum. The Company is not required to make any payments on the LG Note until maturity on March 16, 2016. The Company has the right to repay the LG Notes at any time during the first 180 days of the term of the LG Note at a rate of 115% of the unpaid principal amount during the first 30 days, 121% of the unpaid principal amount between days 31 and 60, 127% of the unpaid principal amount between days 61 and 90, 133% of the unpaid principal amount between days 91 and 120, 139% of the unpaid principal amount between days 121 and 150, 140% of the unpaid principal amount between days 151 and 180.

On March 17, 2015, for aggregate consideration of $267,500 (the “Consideration”), the Company issued a Convertible Note (the “BLE Note”) in the original principal amount of $294,250 (the “Original Principal Amount”) to Black Mountain Equities, Inc., an accredited investor (“BLE”). The Original Principal Amount carries an original issue discount of $26,750. The Company received $53,500 in initial consideration from the BLE Note upon execution. The BLE Note bears a one-time interest charge of 10% which was applied to the Original Principal Amount upon issuance of the BLE Note. The maturity date is two years from each payment of a portion of the Consideration.

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

We intend to raise additional capital through equity and debt financing as needed, though there cannot be any assurance that such funds will be available to us on acceptable terms, on an acceptable schedule, or at all.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2015. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to sue when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included a note to our financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

Revenue Recognition

The Company will primarily digitally distribute its products through (an) online portal service(s). The Company will recognize revenue at the “on demand” point of sale by the customer and a receivable will be logged. (For the purposes of digital distribution, customer is equivalent to end consumer.) Most portal service(s) track product sales / monetized content sales on a daily basis. Depending upon the individual service, either approximately every two (2) weeks, monthly, or quarterly, the portal services will remit payment to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company will recognize revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a quarterly basis. On average, between thirty (30) to forty-five (45) days following the end of a quarter, the distributor will remit payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.  In accordance with The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2014 and 2013, the Company had a $1,081,318 and $1,575,807 of derivative liabilities, respectively.

Internal-Use Software Development Costs

In accordance with ASC 350, Intangibles - Goodwill and Other Internal-Use Software, the Company capitalizes all game software development costs once upon reaching the application development stage, management has authorized and committed funding to the project and it is probable that the project will be completed. Costs that are capitalized are mainly in the form of fees paid to consultants in the form of cash and common stock of the Company.  General and administrative costs and overhead are not capitalized as cost of internal-use software. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use, generally after all substantial testing is completed.  As of December 31, 2014 and 2013, the Company has capitalized $429,405 and $169,000, respectively, in internal-use software development costs.  Two projects, Timeless Gems and Striker Rush: Championship Edition, were developed, completed, and placed into service as of December 31, 2014. An additional title, a third title, which has not been publically announced as of this annual report, is currently under development. Though incomplete as of the issuance of this annual report, it is anticipated that it will be placed into service in the second quarter of 2015.

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

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of financial instruments other than derivative liabilities approximate their current fair values because of their nature and respective maturity dates or durations.  Derivative liabilities are measured at fair value.  The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2014 and 2013:

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

December 31, 2013:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,575,807	$1,575,807

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $4,447,023 and a working capital deficit of $1,629,760 at December 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2014, we did not maintain effective controls over financial statement closing routines or disclosure preparations. Specifically, controls were not designed and in place to ensure that all accounts were correctly reconciled and disclosures required were originally addressed in our financial statements. Accordingly, management has determined that those control deficiencies constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the twelve months ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age, and position of our management as of the date of this Annual Report is as follows:

Name	Age	Position
Peter Anthony Chiodo	43	Chief Executive Officer, President, Treasurer, Secretary, and Director

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

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

·	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

·	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

·	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

On February 5, 2013, the Company adopted a Code of Ethics and Business Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of our common stock. Such directors, officers and greater-than-ten-percent stockholders are required to furnish us with copies of the Section 16(a) reports they file. The SEC has established specific due dates for these reports, and we are required to disclose in this proxy statement any late filings or failures to file.

Based solely upon a review of the copies of the Section 16(a) reports (and any amendments thereto) furnished to us and written representations from certain reporting persons that no additional reports were required, we believe that our directors, reporting officers and greater-than-ten-percent stockholders complied with all these filing requirements for the fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal years 2014 and 2013.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)*	All Other Compensation($)	Total ($)

Peter Anthony Chiodo	2014 (1)	—	—	—	—	—
Chief Executive Officer	2013 (2)	—	—	—	—	—

(1) While no salary was paid to Mr. Chiodo, an hourly wage computation totaling $84,000 was expensed as of December 31, 2014 for the services he contributed.

(2) While no salary was paid to Mr. Chiodo, an hourly wage computation totaling $77,000 was expensed as of December 31, 2013 for the services he contributed.

Compensation of Directors

We have not established standard compensation arrangements for our director and do not have any agreements or understandings to compensate him or any future director for their services as such.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal year ended December 31, 2013 or December 31, 2014.

Employment Agreements

On January 20, 2015, we executed an Employment Agreement with Peter Anthony Chiodo, which was effective as of January 1, 2015. Pursuant to the Agreement, Mr. Chiodo will continue to serve Company’s Chief Executive Officer. The term of the Agreement commenced on January 1, 2015 and is for a period of five years, unless terminated sooner pursuant to the terms of the Agreement. Mr. Chiodo will be paid a base salary of $160,000, subject to annual adjustments, in addition to a signing bonus of $60,000. Mr. Chiodo will be entitled to receive an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which 960,000 such shares shall be issued immediately with the remaining 3,040,000 shares to be issued at the rate of 160,000 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. At the discretion of the Executive, and to preserve the Company’s cash position, Mr. Chiodo is entitled to receive monthly compensation in the form of Common Stock pursuant to the terms of the Agreement.

Pursuant to the Agreement, Mr. Chiodo has received a warrant to purchase 4,000,000 shares of Common Stock, which shall terminate on the earlier of 5 years from the grant date. The exercise price of the Warrant is $0.03 per share, subject to adjustment for certain events as set forth in the Warrant. In addition, the Warrant shall be callable by the Company beginning July 1, 2015, provided the Common Stock trades at a volume-weighted average price of $0.10 or greater for ten (10) consecutive trading days on the Company’s principal trading market.

The Agreement imposes, in addition to the above, obligations on Mr. Chiodo regarding confidentiality and non-competition.

Director Compensation

Our sole director, Peter Anthony Chiodo, has not received any compensation for service as a director or for any special assignments. The following table sets forth director compensation as of December 31, 2013 and December 31, 2014:

Name & Year	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter A. Chiodo (1)
2014	0	0	0	0	0	0	0
2013	0	0	0	0	0	0	0

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board, on February 6, 2013.

Narrative to Director Compensation Table

Except as discussed below, we do not compensate our director for his services in his capacity as a director. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of the date of this Annual Report regarding the beneficial ownership of our common stock, based on 48,744,973 shares of Common Stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Soul and Vibe Interactive Inc., at 1660 South Hwy 100, Suite 500, St. Louis Park, MN 55416.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Peter Anthony Chiodo (1)	268,606,910	86.9%

1. Consists of 8,606,910 shares of common stock and 130,000 shares of Series B Preferred Stock, each of which carries the vote of 2,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2014:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	- - -	NA	- - -

Equity compensation plans not approved by security holders (1)	5,000,000	NA	2,288,250

Total	5,000,000		2,288,250

(1)	Pursuant to our 2014 Equity Incentive Plan, we are authorized to issue an aggregate of 5,000,000 shares of common stock, 2,711,750of which were issued as at December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2014	HJ & Associates, LLC	$40,575	none	425	none
2013	HJ & Associates, LLC	$32,000	none	none	none

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (6)

3.3	Certificate of Amendment to Articles of Incorporation (7)

3.4	Certificate of Designation of Series B Preferred Stock (6)

3.5	Amended and Restated Bylaws. (2)

3.6	Amendment to Certificate of Designation (12)

4.1	Form of Debenture dated October 18, 2013 (8)

4.2	Form of November Debenture dated November 18, 2013 (9)

4.3	Form of Warrant issued to the holders of the 2013 Notes (13)

4.4	Form of Debenture dated September 23, 2014 (14)

4.5	Form of Warrant dated January 20, 2015 (12)

4.6	Form of Note dated February 3, 2015 (15)

4.7	Form of LG Note dated March 16, 2015 (17)

4.8	BLE Note dated March 17, 2015 (17)

10.1	Form of Share Exchange Agreement, dated as of February 5, 2013, by and among the Company, Soul, and Mr. Chiodo. (2)

10.2	Agreement with Microsoft Corporation dated August 8, 2012 (5)*

10.3	Agreement with Sony Computer Entertainment of America, LLC dated September 27, 2012 (3)

10.4	Form of Trademark License Agreement with Gcom Enterprises, Inc., dated as of September 30, 2011 (5)*

10.5	Form of Shareholder Loan Agreement, dated as of July 14, 2011, by and between Soul and Mr. Chiodo (4)

10.6	Form of Addendum to the Shareholder Loan Agreement, dated as of December 31, 2012, by and between Soul and Mr. Chiodo (4)

10.7	Securities Purchase Agreement dated as of October 18, 2013 (8)

10.8	2014 Equity Incentive Plan (10)

10.9	Securities Purchase Agreement dated as of January 23, 2014 (11)

10.10	Form of Agreement by and between the Company and the holders of the Company’s securities signatory thereto (13)

10.11	Form of Securities Purchase Agreement dated September 23, 2014 (14)

10.12	Form of Employment Agreement by and between the Company and Peter Anthony Chiodo (12)

10.13	Common Stock Purchase Agreement between the registrant and Beaufort Capital Partners LLC, a New York limited liability company, dated February 11, 2015 (16)

10.14	Registration Rights Agreement between the registrant and Beaufort Capital Partners LLC, a New York limited liability company, dated February 11, 2015 (16)

10.15	Form of Stock Purchase Agreement dated March 16, 2015 (17)

14	Code of Ethics (2)

21	List of Subsidiaries**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

1.	Incorporated by reference herein from the Registration Statement on Form S-1/A filed on April 29, 2011.
2.	Incorporated by reference herein from the Current Report on Form 8-K filed on February 7, 2013.
3.	Incorporated by reference herein from the Current Report on Form 8-K filed on March 18, 2013.
4.	Incorporated by reference herein from the Current Report on Form 8-K filed on April 22, 2013.
5.	Incorporated by reference herein from the Current Report on Form 8-K filed on May 31, 2013.
6.	Incorporated by reference herein from the Current Report on Form 8-K filed on July 31, 2013.
7.	Incorporated by reference herein from the Current Report on Form 8-K filed on August 12, 2013.
8.	Incorporated by reference herein from the Current Report on Form 8-K filed on October 22, 2013.
9.	Incorporated by reference herein from the Current Report on Form 8-K filed on November 21, 2013.
10.	Incorporated by reference herein from the Registration Statement on Form S-8 filed on December 31, 2013.
11.	Incorporated by reference herein from the Current Report on Form 8-K filed on January 24, 2014.
12.	Incorporated by reference herein from the Current Report on Form 8-K filed on January 23, 2015.
13.	Incorporated by reference herein from the Current Report on Form 8-K filed on September 15, 2014.
14.	Incorporated by reference herein from the Current Report on Form 8-K filed on September 29, 2014.
15.	Incorporated by reference herein from the Current Report on Form 8-K filed on February 9, 2015.
16.	Incorporated by reference herein from the Registration Statement on Form S-1 filed on February 13, 2015.
17.	Incorporated by reference herein from the Current Report on Form 8-K filed on March 20, 2015.

* This Exhibit has been separately filed with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and are marked by “X.”

** Filed herewith.

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

SOUL AND VIBE INTERACTIVE INC.

March 31, 2015	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2015	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Chairman of the Board of Directors

Item 8.	Financial Statements.

SOUL AND VIBE INTERACTIVE INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Soul and Vibe Interactive, Inc.
St. Louis Park, Minnesota

We have audited the accompanying consolidated balance sheets of Soul and Vibe Interactive, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soul and Vibe Interactive, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has a deficit in shareholders’ equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 31, 2015

Soul and Vibe Interactive Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS

Current Assets
Cash	$25,752	$114,429
Accounts Receivable	3,619	-
Debt Issue Cost	6,190	7,289
Prepaid Expenses	7,500	-

Total Current Assets	43,061	121,718

Fixed Assets
Furniture and Equipment	9,470	2,748
Accumulated Depreciation	(1,538)	(191)

Total Fixed Assets	7,932	2,557

Other Assets
Development Costs, net of accumulated amortization of $45,704 and $0 as
of December 31, 2014 and 2013, respectively	383,701	169,000

Total Assets	$434,694	$293,275

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$346,928	$184,343
Accrued expenses	33,113	5,905
Accrued interest, related party	1,458	-
Note payable, related party	2,500	36,100
Convertible note payable, related party, net of discount of $324 and
$5,397 as of December 31, 2014 and 2013, respectively	8,626	4,603
Convertible notes payable, net of discount of $5,204 and $74,136 as of
December 31, 2014 and 2013, respectively	118,624	48,642
Convertible debentures, net of discount of $130,413 and $289,474 as of
December 31, 2014 and 2013, respectively	80,254	78,948
Derivative liability	1,081,318	1,575,807

Total Current Liabilities	1,672,821	1,934,348

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of December 31, 2014 and 2013, respectively	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 37,043,492 and 15,918,840 issued and outstanding as of December 31, 2014 and 2013, respectively	37,044	15,919
Additional Paid-in Capital	3,171,722	668,268
Accumulated Deficit	(4,447,023)	(2,325,390)

Total Shareholder's Deficit	(1,238,127)	(1,641,073)

Total Liabilities & Shareholder's Deficit	$434,694	$293,275

Soul and Vibe Interactive Inc.
Consolidated Statements of Operations

	December 31,
	2014	2013

Revenues	$62,428	$-
Cost of Sales	(63,732)	-

Gross Profit (Loss)	(1,304)	-

Operating Expenses
General & Administrative	469,453	369,040
Professional Fees	1,182,761	532,308

Total Operating Expenses	1,652,214	901,348

Operating Loss	(1,653,518)	(901,348)

Other Income (Expense)
Gain (Loss) on Derivative	30,870	(1,225,807)
Loss on Extinguishment of Debt	(76,360)	-
Interest Expense	(422,625)	(143,298)

Total Other Income (Expense)	(468,115)	(1,369,105)

Loss before Income Taxes	(2,121,633)	(2,270,453)

Income Taxes	-	-

Net Loss	$(2,121,633)	$(2,270,453)

Basic Loss per Share	$(0.09)	$(0.16)

Weighted Average Shares Outstanding	24,842,637	14,046,016

Soul and Vibe Interactive Inc.
Consolidated Statement of Changes in Shareholder's Deficit

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder's Deficit
Balance at December 31, 2012	-	$-	24,000,000	$24,000	$(6,000)	$(54,937)	$(36,937)

Common stock issued for purchase of subsidiary	-	-	12,333,334	12,333	(12,333)	-	-
Acquisition of subsidiary	-	-	-	-	(71,555)	-	(71,555)
Inventory exchange	-	-	-	-	38,913	-	38,913
Common stock issued for cash	-	-	333,334	333	99,667	-	100,000
Common stock issued for services	-	-	738,510	739	391,871		392,610
Preferred stock issued for cancelled common stock	130,000	130	(21,486,431)	(21,486)	21,356	-	-
Debt discount on convertible notes and convertible notes related party	-	-	-	-	119,500	-	119,500
Contribution of wages, interest and rent by officer	-	-	-	-	86,849	-	86,849
Fractional share adjustment for 1-for-3 stock split	-	-	93	-	-	-	-

Net Loss	-	-	-	-	-	(2,270,453)	(2,270,453)

Balance at December 31, 2013	130,000	$130	15,918,840	$15,919	$668,268	$(2,325,390)	$(1,641,073)

Common stock issued for cash	-	-	2,239,910	2,240	373,115	-	375,355
Common stock issued for services	-	-	7,515,898	7,516	581,063	-	588,579
Common stock issued for prepaid expenses	-	-	2,571,750	2,572	312,754	-	315,326
Common stock issued for software development costs	-	-	1,639,320	1,639	57,026	-	58,665
Cashless exercise of warrants	-	-	277,777	278	(278)	-	-
Converted debenture principal and accrued interest	-	-	6,879,997	6,880	1,023,866	-	1,030,746
Warrants issued upon refinance of debt recorded as debt discount	-	-	-	-	22,941	-	22,941
Warrants issued for services	-	-	-	-	39,674		39,674
Contribution of wages, interest and rent by officer	-	-	-	-	93,293	-	93,293

Net loss	-	-	-	-	-	(2,121,633)	(2,121,633)

Balance at December 31, 2014	130,000	$130	37,043,492	$37,044	$3,171,722	$(4,447,023)	$(1,238,127)

Soul and Vibe Interactive Inc.
Consolidated Statements of Cash Flows

	December 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(2,121,633)	$(2,270,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,347	191
Amortization of debt issuance costs	11,099	2,711
Amortization of debt discount	362,259	132,192
Amortization of software development costs	45,704	-
Wages and interest contributed to capital	93,293	86,849
Common stock and warrants issued for services	628,253	392,610
Loss (Gain) on derivative	(30,870)	1,225,807
Loss on extinguishment of debt	76,360	-
Changes in Operating Assets and Liabilites:
Increase in accounts receivable	(3,619)	-
Decrease in prepaid expenses	307,826	-
Increase in accounts payable	165,085	152,991
Increase in accrued interest	45,426	15,905

Net cash used in operating activities	(419,470)	(261,197)

Cash Flows from Investing Activities
Cash acquired in business combination	-	2,149
Purchased of fixed assets	(6,722)	(2,748)
Cash paid for development costs	(194,240)	(165,000)

Net cash provided by (used in) investing activities	(200,962)	(165,599)

Cash Flows from financing activities
Proceeds from note payable, related party	-	6,600
Repayment of related party notes payable	(33,600)	(25,000)
Proceeds from convertible notes payable, related party	-	9,000
Payment of debt issuance costs	(10,000)	(10,000)
Proceeds from the issuance of convertible debenture and notes payable	200,000	460,500
Proceeds from sale of common stock and warrants, net of offering costs	375,355	100,000

Net cash provided by financing activities	531,755	541,100

Net increase in cash	(88,677)	114,304

Cash Balance at Beg of Period	114,429	125
Cash Balance at End of Period	$25,752	$114,429

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$58,665	$-
Software development costs financed by accounts payable	$7,500	$-
Accrued interest converted to capital stock	$26,760	$-
Debenture principal converted to capital stock	$368,422	$-
Debt discount removed upon extinguishment of debt	$104,415	$-
Derivative liability removed upon extinguishment of debt	$663,619	$-
Capital stock issued for prepaid expenses	$315,326	$-
Warrants issued upon refinance of debt recorded as debt discount	$22,941	$-
Fair value of derivative conversion option recorded as debt discount	$200,000	$-
Discount on issuance of convertible debenture and notes payable	$10,667	$119,500
Capital contribution for asset exchange	$-	$38,913

Soul and Vibe Interactive Inc.

Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Soul and Vibe Interactive Inc. (“the Company”) was incorporated in the state of Nevada on January 5, 2011 (“Inception”). The Company’s primary business focus and source of revenue is the development and publishing (sales) of video and computer game software for home consoles, mobile devices, and personal computers. The Company will primarily sell its products through digital distribution channels and, secondarily by working through strategic partners, at brick-and-mortar stores. The Company's products will be a mix of licensed brand and internally generated, wholly owned intellectual properties.

Principles of Consolidation

The consolidated financial statements include the accounts of Soul and Vibe Interactive Inc. and its two wholly owned subsidiaries, Soul and Vibe Entertainment Inc. and Soul and Vibe Publishing Inc., collectively referred to as “the Company”. All significant inter-company balances and transactions are eliminated in consolidation.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2014 and 2013, the Company had a $1,038,121 and $1,575,807 of derivative liabilities, respectively.

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

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of financial instruments other than derivative liabilities approximate their current fair values because of their nature and respective maturity dates or durations. Derivative liabilities are measured at fair value. The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2014 and 2013:

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

December 31, 2013:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,575,807	$1,575,807

Revenue Recognition

The Company will primarily digitally distribute its products through (an) online merchant(s) /portal service(s). The Company will recognize revenue at the “on demand” point of sale by the customer and recognizes a receivable. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) will track product sales on a daily / near-daily basis. Every two weeks, monthly, or quarterly (depending upon the digital merchant / portal service) payment is remitted to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a monthly basis. On average, between thirty (30) to forty-five (45) days following the end of a month, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company has incurred advertising and promotion costs for the years ended December 31, 2014 and 2013 of $184,632 and $0, respectively.

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

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the years ended December 31, 2014 and 2013 was $45,704 and $0, respectively.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2014, the Company had incurred cumulative losses of $4,447,023 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2014, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue in the remainder of the year.

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

During the year ended December 31, 2014 the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during the year ended December 31, 2014. A third package of expansion content for Timeless Gems was developed during the year ended December 31, 2014 but this package has not yet been released. It is anticipated that this third expansion package will be released during the second quarter of 2015.

During the year ended December 31, 2014, the Company also continued the development of additional products that, as of December 31, 2014, have not been publically announced. It is anticipated that these products will be released into the market in the second quarter of 2015 on the following hardware platforms: Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform.

During the year ended December 31, 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine is the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedite service, payment, and second screen televisions. The platform provides guests with menu and entertainment options, portability that eliminates the constraints of one-tablet-per-table installations, and other innovations that help increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content that targets everyone from families to sports fans to couples and more. Many of the games also enable guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, creating a more interactive gaming experience. It is anticipated that the Company will receive licensing revenue from Tanjarine as Tanjarine purchases product installs of the Company’s products for play on their proprietary hardware.

Note 3 – Notes Payable and Convertible Notes Payable – Related Party

Notes Payable

The Company had a note payable to an officer. This note was established pursuant to an agreement dated July 14, 2011, as amended on December 31, 2012. The note was unsecured, was due on demand and bore interest at 3.5% per annum. As of December 31, 2014 and 2013, the note had a balance of $0 and $33,600, respectively. Accrued interest was $0 and $0 as of December 31, 2014 and December 31, 2013, respectively, as interest for this note payable was recorded as contributed capital. In addition, an amount of $2,500 was paid by the officer to a third party on behalf of the Company. This amount is reimbursable to the officer, and has been included in the note payable, related party balance as of December 31, 2014 and 2013. The amount is unsecured and bears no interest.

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

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the years ended December 31, 2014 and 2013, the Company amortized $6,724 and $4,603 of these debt discounts to interest expense, respectively.

Interest expense related to this convertible note payable totaled $1,458 for the year ended December 31, 2014.

Note 4 – Notes Payable and Convertible Notes Payable and Convertible Debentures

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

The Company valued the initial warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount was being amortized over the initial life of the convertible notes, which expired in August 2014. The Company valued the additional warrants at $21,214, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the year ended December 31, 2014 and 2013, the Company amortized $90,238 and $48,642 of these debt discounts to interest expense, respectively.

Interest expense related to these convertible notes payable totaled $17,155 for the year ended December 31, 2014.

Convertible Debentures

During October and November 2013, the Company received a total of $350,000 in exchange for two convertible debentures with maturity values totaling $368,422, due in July and August of 2014. The Debentures accrued interest at a rate of approximately 10% per annum, were convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price for the ten trading days immediately preceding the conversion date, subject to a floor of 40% of the trading price on the day prior to conversion. The Convertible Debentures were subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Debenture. The Company was allowed to redeem the Debentures, subjected to prior notice to the Investors, by paying an amount equal to 130% of the principal and interest payable under the Debentures. During May of 2014, the convertible debenture agreement was amended to reflect a conversion price equal to 35% of the lowest trading price for the ten trading days immediately preceding the conversion date with no floor. During the year ended December 31, 2014, the entire amount of principal and accrued interest related to the debentures was converted into common shares of the Company.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Debentures, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the convertible debentures at $368,422, which was recorded as a discount to the convertible debentures. This discount was being amortized over the life of the convertible debenture. During the years ended December 31, 2014 and 2013, the Company amortized $185,060 and $79,948 of this debt discount to interest expense, respectively.

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option is deemed and classified as derivative liability, recorded at fair value. The Company valued the conversion option at $200,000, which was recorded as a discount to the convertible debenture. This discount is being amortized over the life of the convertible debenture or until such time as the convertible debenture is repaid or converted. During the year ended December 31, 2014, the Company amortized $80,254 of the debt discount to interest expense.

Note 5 – Derivative Liabilities

The Company analyzed the conversion options embedded in the Convertible Debentures for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debentures should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debentures contain dilutive issuance clauses.  Under these clauses, based on future issuances of The Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debentures can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model.  Upon the issuance dates of the above referenced Convertible Debentures, $568,422 was recorded as debt discount and $158,042 was recorded as day one loss on derivative liability. At December 31, 2014 and 2013, the conversion options were valued at $1,081,318 and $1,575,807.

The Company valued the Convertible Debenture conversion option derivatives using the Black-Scholes option-pricing model using the following assumptions: (1) risk-free interest rates of 0.12%, (2) lives of between 0.55 and 0.46 years, (3) expected volatility of between 230% to 285%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debentures, and (6) the common stock price of the underlying shares on the valuation dates.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2014:

Conversion option derivative liabilities December 31, 2013	$1,575,807
Addition of new conversion option derivatives	200,000
Reclassification of conversion option derivative to gain on extinguishment of debt	(663,619)
Change in fair value	(30,870)
Balance at December 31, 2014	$1,081,318

Note 6 – Share Exchange Agreement

On February 5, 2013, the Company entered into a Share Exchange Agreement with Soul and Vibe Entertainment, LLC and the sole shareholder of Soul , all related parties. Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company. As consideration for the Exchange, the Shareholder exchanged an aggregate of 6,000,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding for an aggregate of 12,333,334 shares of the Company’s common stock. The Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange.

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

During January 2014, the Company sold an aggregate of 500,000 shares of its Common Stock to an accredited investor for an aggregate purchase price of $50,000. In addition and pursuant to the stock purchase agreement, an additional 300,000 shares were issued to the investor in July 2014. The Company also sold an aggregate of 650,000 shares of its common shares to another accredited investor for an aggregate purchase price of $130,000. Under this share purchase agreement, the investor was also issued warrants to purchase up to 700,000 shares of its common shares. Both of these stock sales were pursuant to Rule 506 of Regulation D under the Securities Act.

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

During the year ended December 31, 2013, the Company sold 333,334 shares of its common stock and a warrant to purchase 333,334 common shares to an investor pursuant to a Stock Purchase Agreement (SPA) for $100,000. The warrant was redeemable six-months after the date of the grant, was exercisable at a price of $0.15 per share and expire five-years from the date of grant.

During the year ended December 31, 2014, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 1,622,850 shares of common stock for their services. The total market value of the shares issued for advisory services was $75,379, equivalent to approximately $1,000 for each month of service per member. During the year ended December 31, 2013, the Company’s advisory board members were issued a total of 174,393 shares of common stock for services, 66,667 of those common shares were upon execution of the advisory board agreement and thereafter a value equal to $1,000 for each month of engagement.

The Company issued 10,104,118 common shares to individuals for consulting services rendered and software development costs incurred for the year ended December 31, 2014. The total market value of the shares issued for consulting services was $887,191, $315,326 of which was recorded as prepaid expenses and $513,200 of which is included in professional fees on the statement of operations for the year ended December 31, 2014. The total market value of the shares issued for software development costs was $58,665, which is included in development costs on the balance sheet. The Company issued 564,116 common shares to individuals for consulting services rendered for the year ended December 31, 2013.

During the year ended December 31, 2013, the Company entered into the Return to Treasury Agreement with its sole director and chief executive officer as well as the majority shareholder of its shares of common stock pursuant to which the Company issued 130,000 shares of its newly created Series B Preferred Stock, par value $.001 per share, in exchange for the surrender of 21,486,431 shares of the Company’s common stock.

Common Stock Warrants

During the year ended December 31, 2014, the Company issued a warrant to purchase 700,000 shares of common shares, as noted above. The warrant is exercisable after the date of the grant, and is exercisable at a price of $0.25 per share and expire five-years from the date of grant.

During the year ended December 31, 2013, the Company sold 333,334 shares of its common stock pursuant to a Stock Purchase Agreement and issued a warrant to purchase 333,334 shares of common shares, as noted above. The warrant was redeemable six-months after the date of the grant, and was initially exercisable at a price of $0.15 per share and expired five-years from the date of grant. During the year ended December 31, 2014, the warrant agreement was amended. The amendment changed the exercise price of the warrant to $0.10 per share post adjustment pursuant to the reverse stock split which occurred during August 2013. Except as modified by this amendment, all of the terms and conditions of the warrant remained in full force and effect. The warrant holder then exercised the warrant, on a cashless basis, and received in consideration therefor an aggregate of 277,777 shares of common stock.

During the year ended December 31, 2014 the Company issued a warrant to purchase 250,000 shares of common shares. The warrant is exercisable after the date of the grant, and is exercisable at a price of $0.10 per share and expire five-years from the date of grant.

During the year ended December 31, 2014 the Company issued warrants to purchase 531,112 shares of common shares, as described in Notes 3 and 4. The warrants are exercisable after the date of the grant, are exercisable at a price of $0.06 per share, and expire two years from the date of grant.

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

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2014 include (1) risk-free interest rates between 0.51% and 1.72%, (2) lives between 2 and 5 years, (3) expected volatility of between 160% and 246%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2013 include (1) risk-free interest rates between 0.13% and 0.32%, (2) lives of 2 years, (3) expected volatility of between 375% and 417%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

The following table summarizes the outstanding warrants and associated activity for the year ended December 31, 2014:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2013	612,224	0.58	3.12
Granted	1,481,112	0.16	3.15
Exercised	(333,334)	0.10	4.39
Expired	-	-	-
Balance, December 31, 2014	1,760,002	$0.25	2.75

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

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013

Deferred tax assets:
NOL Carryover	$505,000	$81,100
R&D Credit Carry-forward	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	600	1,200
Deferred tax liabilities
Depreciation	(1,700)	(400)

Valuation allowance	(503,900)	(80,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(827,400)	$(340,600)
Depreciation	(1,200)	(400)
Meals & Entertainment	900	200
Related Party Accruals	600	(500)
Stock and Warrants for Services	352,500	58,900
Loss (Gain) on Derivative	(12,000)	183,900
Loss on Extinguishment of Debt	29,800	-
Amortization of Debt Discount	141,300	19,800
Contributed Services	36,400	13,000
Valuation allowance	279,100	65,700
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $1,295,600 that may be offset against future taxable income from the year 2015 to 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Note 12 – Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855 to include the following.

During January 2015, the Company entered into an employment agreement with is chief executive officer. This agreement provides terms including initial base compensation, stock compensation, incentive pay provisions, termination and non-compete clauses as well as other customary terms and provisions. Pursuant to the terms of the agreement, the executive will be entitled to receive 4,000,000 shares of the Company’s common stock, of which 960,000 such shares were issued in January 2015 with the remaining 3,040,000 shares to be issued at the rate of 160,000 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. Also related to the execution of this agreement, the Company issued a warrant to purchase 4,000,000 commons shares of the Company’s common stock. The warrant is exercisable immediately upon the effective date of the agreement at a price of $0.03 per share, expires five years from the date of grant and is callable by the Company six months from the effective date. Additionally, pursuant to the terms of the employment agreement, the chief executive officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

During February 2015, the Company received $50,000 from an accredited investor in exchange for a convertible note with a principal balance of $55,556. The proceeds and principal are an installment of a larger convertible note with an aggregate principal amount of $400,000. The note carries an original issue discount of 10%. The note provisions contain a 90-day interest free period and a one-time interest charge of 12% upon expiration of the interest free period and applied to each principal installment. The note is due two years from the date of each installment and is convertible using a conversion price of the lessor of $0.03 or 60% of the lowest trade price in the 25 trading days immediately preceding the conversion date.

During February 2015, the Company entered into a common stock purchase agreement with an accredited investor, pursuant to which the Company may issue and sell, and the investor is committed to purchase, up to $2,000,000 of shares of the Company’s common stock over the 36-month term following the effective date of the agreement. Pursuant to the terms of the purchase agreement, the Company has issued 7,000,000 shares of common stock to be held in escrow and to be disbursed to the investor in the event the Company terminates the purchase agreement or certain capital draw down thresholds are not met.

During March 2015, the Company entered into a common stock purchase agreement with an accredited investor, pursuant to which the investor issued a promissory note with the principal amount of $52,500. Interest on the note accrues at the rate of 8% per annum. The note is convertible into the Company’s common stock at a conversion price per share equal to 60% of the lowest trade price in the 15 trading days immediately preceding the conversion date.

During March 2015, the Company received $53,500 from an accredited investor in exchange for a convertible note with a principal balance of $58,850. The proceeds and principal are an installment of a larger convertible note with an aggregate principal amount of $294,250. The note carries an original issue discount of approximately 10%. The note is subject to a one-time interest charge of 10% of the original principal installment. The note is due two years from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest closing share prices occurring during the 25 trading days immediately preceding the conversion date.

During March 2015, the Company issued an exchange note to an accredited investor in substitution for a previously outstanding convertible note payable by the Company to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $110,293, is due in March 2016, accrues interest at a rate of 10% per annum and is convertible into shares of the Company at a rate equal to 65% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance

Subsequent to December 31, 2014, the company issued 3,741,481 shares of common stock to its advisory board, consultants and others for services rendered valued between $0.0207 and $0.0349 per share.

-41-