Form 10-Q
period 2015-03-31
Soul & Vibe Interactive Inc.
filed 2015-05-15
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2015, there were 67,074,680 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Condensed Consolidated Statement of Changes in Shareholder’s Deficit	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to the Unaudited Condensed Consolidated Financial Statements	F-6

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,
	2015	December 31,
	(unaudited)	2014
ASSETS

Current Assets
Cash	$83,791	$25,752
Accounts Receivable	658	3,619
Debt Issue Cost	7,689	6,190
Prepaid Expenses	26,718	7,500

Total Current Assets	118,856	43,061

Fixed Assets
Furniture and Equipment	9,470	9,470
Accumulated Depreciation	(2,012)	(1,538)

Total Fixed Assets	7,458	7,932

Other Assets
Development Costs, net of accumulated amortization of $58,169 and $45,704 as of March 31, 2015 and December 31, 2014, respectively	383,236	383,701

Total Assets	$509,550	$434,694

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$361,898	$346,928
Accrued expenses	130,222	33,113
Accrued interest, related party	1,708	1,458
Note payable, related party	-	2,500
Convertible note payable, related party, net of discount of $0 and $324 as of March 31, 2015 and December 31, 2014, respectively	10,000	8,626
Convertible notes payable, net of discount of $252,555 and $5,204 as of March 31, 2015 and December 31, 2014, respectively	27,421	118,624
Convertible debentures, net of discount of $60,962 and $130,413 as of December 31, 2014 and 2013, respectively	149,705	80,254
Derivative liability	621,634	1,081,318

Total Current Liabilities	1,302,588	1,672,821

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of March 31, 2015 and December 31, 2014	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 50,213,700 and 37,043,492 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	50,214	37,044
Common Stock Held in Escrow	(7,000)	-
Additional Paid-in Capital	3,453,194	3,171,722
Accumulated Deficit	(4,289,576)	(4,447,023)

Total Shareholder's Deficit	(793,038)	(1,238,127)

Total Liabilities & Shareholder's Deficit	$509,550	$434,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended March 31, 2015	Ended March 31, 2014
	(unaudited)	(unaudited)

Revenues	$2,622	$1,526
Cost of Sales	(13,262)	(8,405)

Gross Profit (Loss)	(10,640)	(6,879)

Operating Expenses
General & Administrative	299,052	143,158
Professional Fees	148,576	354,176

Total Operating Expenses	447,628	497,334

Operating Loss	(458,268)	(504,213)

Other Income (Expense)
Gain (Loss) on Derivative	709,310	1,222,598
Loss on Extinguishment of Debt	(8,096)	-
Interest Expense	(85,499)	(167,026)

Total Other Income (Expense)	615,715	1,055,572

Income before Income Taxes	157,447	551,359

Income Taxes	-	-

Net Income	$157,447	$551,359

Income per Share
Basic	$-	$0.03
Diluted	$-	$0.03

Weighted Average Shares Outstanding
Basic	41,018,595	17,685,997
Diluted	61,779,602	18,825,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statement of Changes in Shareholder’s Deficit

(Unaudited)

	Preferred Stock		Common Stock			Additional Paid-	Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Held in Escrow	in Capital	Deficit	Deficit
Balance at December 31, 2014	130,000	$130	37,043,492	$37,044	$-	$3,171,722	$(4,447,023)	$(1,238,127)

Common stock issued for services (unaudited)	-	-	4,229,816	4,230		111,022	-	115,252
Converted note principal (unaudited)	-	-	980,392	980		23,823	-	24,803
Common stock and warrants issued as compensation (unaudited)	-	-	960,000	960		146,627	-	147,587
Common stock issued into escrow (unaudited)			7,000,000	7,000	(7,000)			-

Net income (unaudited)	-	-	-	-		-	157,447	157,447

Balance at March 31, 2015 (unaudited)	130,000	$130	50,213,700	$50,214	$(7,000)	$3,453,194	$(4,289,576)	$(793,038)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended March 31, 2015	Ended March 31, 2014
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Income	$157,447	$551,359

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	474	193
Amortization of debt issuance costs	3,501	3,296
Amortization of debt discount	84,663	154,105
Amortization of software development costs	12,465	8,000
Wages and interest contributed to capital	-	23,470
Common stock issued for services	44,151	249,212
Gain on derivative	(709,310)	(1,222,598)
Loss on extinguishment of debt	8,096	-
Common stock and warrants issued as compensation	147,587	-
Changes in Operating Assets and Liabilites:
(Increase) Decrease in accounts receivable	2,961	(1,524)
Decrease in prepaid expenses	51,882	-
Increase in accounts payable	14,970	32,095
Increase in accrued expenses	100,000	-
Increase (Decrease) in accrued interest	2,652	(790)

Net cash used in operating activities	(78,461)	(203,182)

Cash Flows from Investing Activities
Purchased of fixed assets	-	(4,059)
Cash paid for development costs	(12,000)	(100,000)

Net cash used in investing activities	(12,000)	(104,059)

Cash Flows from financing activities
Repayment of related party notes payable	(2,500)	(17,000)
Payment of debt issuance costs	(5,000)	-
Proceeds from the issuance of convertible debenture and notes payable	156,000	-
Proceeds from sale of common stock and warrants, net of offering costs	-	375,355

Net cash provided by financing activities	148,500	358,355

Net increase in cash	58,039	51,114

Cash Balance at Beg of Period	25,752	114,429
Cash Balance at End of Period	$83,791	$165,543

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$-	$25,000
Debenture principal converted to capital stock	$15,000	$-
Debt discount removed upon extinguishment of debt	$14,959	$-
Derivative liability removed upon extinguishment of debt	$16,667	$-
Capital stock issued for prepaid expenses	$71,100	$-
Fair value of derivative conversion option recorded as debt discount	$156,000	$-
Discount on issuance of convertible debenture and notes payable	$10,906	$-
Accrued interest converted to debt principal in note exchange	$5,293	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Soul and Vibe Interactive Inc. (“SVI”) and its wholly owned subsidiary Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul,” and collectively with SVI, the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

Basic and Diluted Earnings Per Share

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

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the three month periods ending March 31, 2015 and 2014 was $12,465 and $4,833, respectively.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2015, the Company had incurred cumulative losses of $4,289,576 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in shareholder’s equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three month period ended March 31, 2015, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue through the first quarter of 2015.

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

During 2014 the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during 2014. A third package of expansion content for Timeless Gems was developed during 2014 but this package has not yet been released. It is anticipated that this third expansion package will be released during the 2nd quarter of 2015.

During the three months ended March 31, 2015, the Company also continued the development of additional products that, as of March 31, 2015, have not been publically announced. It is anticipated that these products will be released into the market in the second quarter of 2015 on the following hardware platforms: Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform.

Note 4 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

During the three month period ended March 31, 2015, the Company paid an amount due of $2,500 to an officer of the Company. This amount was unsecured and bore no interest.

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

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the three months ended March 31, 2015 and 2014, the Company amortized $324 and $2,473 of this debt discount to interest expense, respectively.

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

The Company valued the initial warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount was being amortized over the initial life of the convertible notes, which expired in August 2014. The Company valued the additional warrants at $21,214, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the three months ended March 31, 2015 and 2014, the Company amortized $5,204 and $30,191 of this debt discount to interest expense, respectively.

During March 2015, the Company issued an exchange note to an accredited investor in substitution for $105,000 of previously outstanding convertible note principal to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $105,000, plus accrued interest of $5,293, is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance.

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Notes Payable, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the convertible debentures at $266,293, which was recorded as a discount to the convertible notes payable. This discount was being amortized over the life of the convertible debenture. During the three months ended March 31, 2015, the Company amortized $9,685 of the debt discount related to convertible notes to interest expense.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s Convertible Notes Payable at:

	March 31, 2015	December 31, 2014
Convertible Notes Payable, due on demand, bearing interest at 10% per annum, net of discount $0 and $5,204 as of March 31, 2015 and December 31, 2014, respectively	$17,778	$117,574
Convertible Note Payable, due March 2016, non-interest bearing, net of discount of $93,511	1,782	-
Convertible Note Payable, due February 2017, bearing interest at 12% per annum, net of discount of $51,376	4,180	-
Convertible Note Payable, due March 2016, bearing interest at 8% per annum, net of discount of $50,348	2,151	-
Convertible Note Payable, due March 2017, bearing interest at 10%, net of discount of $57,320	1,530	-
	$27,421	$117,574

Convertible Debentures

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $149,285, which was recorded as a discount to the convertible debenture. This discount is being amortized over the life of the convertible debenture or until such time as the convertible debenture is repaid or converted. During the three months ended March 31, 2015, the Company amortized $69,451 of the debt discount to interest expense.

The following table summarizes the Company’s Convertible Debentures at:

	March 31, 2015	December 31, 2014
Convertible Debenture, due June 2015, bearing interest at 10% per annum, net of discount of $60,962 and $130,413 at March 31, 2015 and December 31, 2014, respectively	$149,705	$80,254
	$149,705	$80,254

Note 6 – Derivative Liabilities

The Company analyzed the conversion options embedded in the above referenced Convertible Debt Instruments for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debt Instruments should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debt Instruments contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debt Instruments can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model. During the three months ended March 31, 2015 and upon the issuance dates of the above referenced Convertible Notes Payable, $266,293 was recorded as debt discount and $333,470 was recorded as day one loss on derivative liability. At March 31, 2015, the conversion options were valued at $621,634.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company valued the conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.03% to 0.56%, (2) lives of 0.22 to 1.95 years, (3) expected volatility of 136% to 322%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debt Instruments, and (6) the common stock price of the underlying shares on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2015:

Conversion option derivative liabilities December 31, 2014	$1,081,318
Addition of new conversion option derivatives	599,763
Reclassification of conversion option derivative to gain on extinguishment of debt	(16,667)
Change in fair value	(1,042,780)
Balance at March 31, 2015	$621,634

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on:

March 31, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$621,634	$621,634

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

Note 7 – Common Stock and Common Stock Warrants

Common Stock

During the three months ended March 31, 2015, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 626,472 shares of common stock for services, respectively. The total market value of the shares issued for advisory services was $17,349, equivalent to approximately $1,000 for each month of service per member.

The Company issued 3,603,344 common shares to individuals for consulting services rendered for the three months ended March 31, 2015. The total market value of the shares issued for consulting services was $97,902, $71,100 of which was recorded as prepaid expenses and $26,802 of which is included in professional fees on the statement of operations for the three months ended March 31, 2015.

During January 2015, pursuant to an employment agreement, the Company issued 960,000 shares to the officer of the Company (Note 8). These shares were valued at $28,800 and are included in general & administrative expenses on the statement of operations.

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

During the three months ended March 31, 2015 $15,000 of note principal, as described in Note 5, was converted into 980,392 common shares.

Common Stock Warrants

During January 2015, pursuant to an employment agreement, the Company issued a warrant to purchase 4,000,000 shares of the Company (Note 8). The warrant is exercisable after the date of grant for a period of five years and has an exercise price of $0.03 per share. Additionally, the warrant is callable by the Company after six months from the grant date at a price of $0.10 per share.

The Company valued its warrant using the Black-Scholes option-pricing model.  Assumptions used during the three months ended March 31, 2015 include (1) a risk-free interest rate of 1.61%, (2) a life of 5 years, (3) expected volatility of 512%, (4) zero expected dividends, (5) a conversion price as set forth in the related instrument, and (6) the common stock price of the underlying share on the valuation date.

The following table summarizes the outstanding warrants and associated activity for the three months ended March 31, 2015:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2014	1,760,002	$0.25	3.00
Granted	4,000,000	0.03	5.00
Exercised	-	-	-
Expired	-	-	-
Balance, March 31, 2015	5,760,002	$0. 10	4.07

Note 8 – Employment Agreement

During January 2015, the Company entered into an employment agreement with its Chief Executive Officer. This agreement provides terms including initial base compensation, stock compensation, incentive pay provisions, termination and non-compete clauses as well as other customary terms and provisions. Pursuant to the terms of the agreement, the executive will be entitled to receive 4,000,000 shares of the Company’s common stock, of which 960,000 such shares were issued in January 2015 (Note 7) with the remaining 3,040,000 shares to be issued at the rate of 160,000 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. Also related to the execution of this agreement, the Company issued a warrant to purchase 4,000,000 commons shares of the Company’s common stock (Note 7). Additionally, pursuant to the terms of the employment agreement, the Chief Executive Officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares under the provision are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. The value of the shares will be based on the closing price of the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

Note 9 – Subsequent Events

Subsequent to March 31, 2015, the Company issued a total of 16,860,980 shares of the Company’s common stock. 160,000 shares were issued to the officer of the Company, pursuant to an employment agreement, valued at $3,360. 600,000 shares were issued in exchange for legal services valued at $12,600. 16,100,980 shares were issued in exchange for $58,024 of convertible note principal and $27,000 of convertible debenture principal.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for previously outstanding convertible notes payable by the Company, one of which was payable to a related party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $32,024, is due in May 2016, is non-interest bearing and is convertible into shares of the Company at a rate equal to 65% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for a previously outstanding convertible debenture, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $250,799, is due in May 2016, accrues interest at 10% per annum and is convertible into shares of the Company at a rate equal to 60% of the average of the three lowest trading prices during the 10 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During April 2015, the company received $50,000 from an accredited investor in exchange for a note payable with a principal amount of $53,500. Interest on the note accrues at the rate of 8% per annum. The note is convertible into the Company’s common stock at a conversion price equal to 60% of the average of the three lowest trading prices occurring during the 25 consecutive days immediately preceding the conversion date.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2015	2014
Current Assets	$118,856	$43,061
Current Liabilities	1,302,588	1,672,821
Working Capital (Deficit)	$(1,183,732)	$(1,629,760)

Cash Flows

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows Used in Operating Activities	$(78,461)	$(203,182)
Cash Flows Provided by (used in) Investing Activities		(104,059)
Cash Flows Provided by Financing Activities	(12,000)	358,355
Net Increase (Decrease) in Cash During Period	$148,500	$51,114

Balance Sheet

As at March 31, 2015, the Company had total assets of $509,550 compared with total assets of $434,694 as at December 31, 2014. The assets are mainly comprised of cash and development costs. The increase in development costs are primarily due to the launch and eventual launch of multiple products in 2015 and 2016.

The Company had total liabilities of $1,302,588 at March 31, 2015, compared with $1,672,821 as at December 31, 2014. The decrease in total liabilities is mainly attributable to the decrease of $459,684 in the derivative liability.

Operating Expenses

During the three months ended March 31, 2015, the Company incurred operating expenses totaling $447,628 compared with $497,334 for the three months ended March 31, 2014. The slight decrease in operating expenses is primarily attributable to a reduction in marketing and consulting expenses as the Company is currently between product launches.

Net Income (Loss)

During the three months ended March 31, 2015, the Company realized net income of $157,447 compared with net income of $551,359, for the three months ended March 31, 2014. The decrease in net income from the three month period ended March 31, 2014 to the three month period ended March 31, 2015 was primarily due to a smaller decrease in the derivative liability and the Company is currently between product launches.

1

Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during 2014. A third package of expansion content for Timeless Gems was developed during 2014 but this package has not yet been released. It is anticipated that this third expansion package will be released during the 2nd quarter of 2015.

During the three months ended March 31, 2015, the Company also continued the development of additional products that, as of March 31, 2015, have not been publically announced. It is anticipated that these products will be released into the market in the second quarter of 2015 on the following hardware platforms: Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform.

Liquidity and Capital Resources

As at March 31, 2015, the Company had a cash balance of $83,791 and a working capital deficit of $1,183,732 compared with a cash balance of $25,752 and working capital deficit of $1,629,760 at December 31, 2014. The increase in working capital is primarily due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the three months ended March 31, 2015, the Company used $78,461 of cash in operating activities compared with use of $203,182 of cash in operating activities during the three months ended March 31, 2014. The decrease in the use of cash for operating activities is mainly attributable to a decrease in general and administrative expenses.

Cash Flows from Investing Activity

During the three months ended March 31, 2015, the Company used $12,000 of cash in investing activities compared with $104,059 of cash provided during the nine months ended March 31, 2014. The decrease in cash used in investing activities is mainly due to the Company nearing completion of a product under development.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, the Company received $148,500 of cash from financing activities compared with the receipt of $358,355 of cash during the three months ended March 31, 2014. During the three months ended March 31, 2015 the Company secured financing from three convertible notes payable and is continuing to search for future debt and equity financing. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs along with general and administrative expenses.

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

2

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, advisory board members were issued a total of 626,472 shares of common stock for services.

We issued 3,378,344 common shares to individuals and entities for consulting services rendered and software development costs incurred for the three months ended March 31, 2015.

3

During the three months ended March 31, 2015 we issued 960,000 shares to our chief executive officer, pursuant to an employment agreement, for services rendered.

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

+filed herewith

*furnished herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2015.

Soul and Vibe Interactive Inc.

Date: May 15, 2015	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

5