Form 10-Q
period 2015-06-30
Soul & Vibe Interactive Inc.
filed 2015-08-14
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2015, there were 136,345,842 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ii

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Soul and Vibe Interactive Inc. (at times referred to as “SVI”) and its wholly owned subsidiaries (at times referred to as “Soul” and collectively with SVI, the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS

Current Assets
Cash	$48,332	$25,752
Accounts Receivable	309	3,619
Debt Issue Cost	8,112	6,190
Prepaid Expenses	28,719	7,500

Total Current Assets	85,472	43,061

Fixed Assets
Furniture and Equipment	13,924	9,470
Accumulated Depreciation	(2,638)	(1,538)

Total Fixed Assets	11,286	7,932

Other Assets
Development Costs, net of accumulated amortization of $72,404 and
$45,704 as of June 30, 2015 and December 31, 2014, respectively	384,751	383,701

Total Assets	$481,509	$434,694

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$388,462	$346,928
Accrued expenses	176,171	33,113
Accrued interest, related party	-	1,458
Accrued interest	15,395	-
Note payable, related party	-	2,500
Convertible note payable, related party, net of discount of $0 and
$324 as of June 30, 2015 and December 31, 2014, respectively	-	9,676
Convertible notes payable, net of discount of $421,980 and $5,204 as of
June 30, 2015 and December 31, 2014, respectively	81,579	117,574
Convertible debentures, net of discount of $0 and $130,413 as of
June 30, 2015 and December 31, 2014, respectively	-	80,254
Derivative liability	982,222	1,081,318

Total Current Liabilities	1,643,829	1,672,821

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of June 30, 2015 and December 31, 2014	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 101,902,154 and 37,043,492 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	101,902	37,044
Common Stock Held in Escrow	(7,000)	-
Additional Paid-in Capital	3,766,378	3,171,722
Accumulated Deficit	(5,023,730)	(4,447,023)

Total Shareholder's Deficit	(1,162,320)	(1,238,127)

Total Liabilities & Shareholder's Deficit	$481,509	$434,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$1,541	$40,871	$4,163	$42,397
Cost of Sales	(29,737)	(24,653)	(42,999)	(33,058)

Gross Profit	(28,196)	16,218	(38,836)	9,339

Operating Expenses
General & Administrative	146,500	194,206	445,552	337,364
Professional Fees	51,576	420,000	200,152	774,176

Total Operating Expenses	198,076	614,206	645,704	1,111,540

Operating Loss	(226,272)	(597,988)	(684,540)	(1,102,201)

Other Income (Expense)
Gain (Loss) on Derivative	(185,442)	(251,472)	523,868	971,126
Loss on Extinguishment of Debt	(137,457)	(71,806)	(145,553)	(71,806)
Interest Expense	(184,983)	(96,104)	(270,482)	(263,130)

Total Other Income (Expense)	(507,882)	(419,382)	107,833	636,190

Loss before Income Taxes	(734,154)	(1,017,370)	(576,707)	(466,011)

Income Taxes	-	-	-	-

Net Loss	$(734,154)	$(1,017,370)	$(576,707)	$(466,011)

Income per Share
Basic	$(0.01)	$(0.05)	$(0.01)	$(0.02)
Diluted	-	-	$-	$-

Weighted Average Shares Outstanding
Basic	63,307,348	21,104,874	52,224,543	19,404,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended June 30, 2015	Ended June 30, 2014
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Income	$(576,707)	$(466,011)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,100	533
Amortization of debt issuance costs	8,078	7,289
Amortization of debt discount	199,340	242,487
Amortization of software development costs	26,700	20,417
Wages and interest contributed to capital	-	46,793
Common stock issued for services	56,757	478,246
Gain on derivative	(523,869)	(971,126)
Loss on extinguishment of debt	145,552	71,807
Common stock and warrants issued as compensation	150,941	-
Changes in Operating Assets and Liabilites:
(Increase) Decrease in accounts receivable	3,310	(10,153)
Decrease in prepaid expenses	49,881	155,800
Increase in accounts payable	41,534	131,572
Increase in accrued expenses	233,667	2,359

Net cash used in operating activities	(183,716)	(289,987)

Cash Flows from Investing Activities
Purchased of fixed assets	(4,454)	(4,059)
Cash paid for development costs	(27,750)	(122,500)

Net cash used in investing activities	(32,204)	(126,559)

Cash Flows from financing activities
Repayment of related party notes payable	(2,500)	(33,600)
Payment of debt issuance costs	(5,000)	-
Proceeds from the issuance of convertible debenture and notes payable	246,000	-
Proceeds from sale of common stock and warrants, net of offering costs	-	375,355

Net cash provided by financing activities	238,500	341,755

Net increase in cash	22,580	(74,791)

Cash Balance at Beg of Period	25,752	114,429
Cash Balance at End of Period	$48,332	$39,638

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$-	$36,765
Software development costs financed by accounts payable	$-	$7,500
Accrued interest converted to capital stock	$-	$8,339
Debenture principal converted to capital stock	$181,963	$300,711
Debt discount removed upon extinguishment of debt	$149,608	$-
Derivative liability removed upon extinguishment of debt	$195,809	$-
Capital stock issued for prepaid expenses	$71,100	$233,700
Fair value of derivative conversion option recorded as debt discount	$620,581	$-
Discount on issuance of convertible debenture and notes payable	$14,406	$-
Accrued interest converted to debt principal in note exchange	$16,519	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Continuance of Business

The unaudited interim consolidated financial statements included herein have been prepared by Soul and Vibe Interactive Inc. (“SVI”) and its wholly owned subsidiaries Soul and Vibe Entertainment, Inc. and Soul and Vibe Publishing, Inc., a Nevada corporation (“Soul,” and collectively with SVI, the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

Basic and Diluted Earnings Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net income adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

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

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the six month periods ending June 30, 2015 and 2014 was $26,700 and $20,417, respectively.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2015, the Company had incurred cumulative losses of $5,023,730 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in shareholder’s equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the six month period ended June 30, 2015, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue through the second quarter of 2015.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3.0M in financing in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The financing will cover the acquisition of pick-ups (depending on the value of the financing, also the development of a proprietary intellectual property (IP) product) along with the release of the games and entertainment apps as well as the marketing and public relations (PR) expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobiles devices, and personal computers (which also includes browser-based social media platforms, such as Facebook.) The anticipated number of pick-ups is two. The financing would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating financing opportunities that are compatible with its growth plans and business model. Additional financing (beyond the identified $2.5M to $3.0M; cumulatively of $5.0M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

During 2014, the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during 2014. A third package of Timeless Gems expansion content was developed during 2014, but this package has not yet been released as of June 30, 2015. It is anticipated that this third package of expansion content will be publicly announced, and released, during the third quarter of 2015.

During the three months ended June 30, 2015, the Company initiated the development of a four-product line of entertainment apps based on the Company’s John Deere licensed brand. It is anticipated that the first product in the four-product line will be released during the third quarter of 2015. For up to three consecutive quarters thereafter (defined as one product per quarter) it is anticipated the Company will release one [additional] new product in the line; there are currently four individual entertainment apps in various states of pre-production and production.

During the three months ended June 30, 2015, the Company continued the development of SirVival, an action-adventure “runner” game. As of June 30, 2015, SirVival had been released on Facebook and the Company announced the game would be subsequently released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform (for Windows Phones and Surface Tablets) with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform (which was released in July 2015.) It is anticipated that the iOS and Android platform versions of SirVival will be released during the third quarter of 2015 with other platform releases to follow.

During the three months ended June 30, 2015, the Company announced the creation of Soul and Vibe Music, a proprietary music-publishing label through which it aims to monetize its aural assets as a revenue-generating marketing vehicle for its video games and entertainment apps. As of June 30, 2015, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and two multi-track music singles, “SirVival and Tantrum” and “Who Is Gurk Burkle?” A third multi-track music single, “Smorgon Magma, The Black Rider,” was developed during the three months ended June 30, 2015 but was not released until July 2015. A fourth multi-track music single was commissioned during the three months ended June 30, 2015, but this fourth multi-track single has neither been formally announced nor released. It is anticipated this currently unnamed fourth multi-track music single will be both formally announced and released during the third quarter of 2015. Soul and Vibe Music releases are currently available via streaming and/or digital download on Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and more.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 4 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

During the six month period ended June 30, 2015, the Company paid an amount due of $2,500 to an officer of the Company. This amount was unsecured and bore no interest.

Convertible Notes Payable

During July 2013, the Company received $9,000 in exchange for a Convertible Note with a maturity value of $10,000 and a warrant to purchase up to 33,334 shares of the Company’s common stock for a period of two years at a price of $0.60 per share. The convertible note is unsecured, due one year from the date of issue and accrues interest at a rate of approximately 10% per annum. During August 2014, an agreement was signed extending the due date of the convertible note to February 2015. Pursuant to this agreement, the holder was issued a warrant to purchase 40,000 additional shares of the Company’s common shares for a period of two years at a price of $0.06 per share. These warrants expired during the quarter ended June 30, 2015.

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the six months ended June 30, 2015 and 2014, the Company amortized $324 and $2,500 of this debt discount to interest expense, respectively. In July 2015, warrants for 33,334 shares of the Company’s Common stock, which were issued in July 2013 in connection with one Convertible Note, expired.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance to an unrelated third party, pursuant to an exchange agreement. The July 2013 Convertible Note was included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $7,883 was converted into 4,851,077 shares during the three months ended June 30, 2015. The remaining note balance was converted during July 2015.

Note 5 - Convertible Notes Payable

Convertible Notes Payable

During August 2013, the Company received a total of $110,500 in exchange for three convertible notes with a maturity values totaling $122,778 and warrants to purchase up to 245,556 shares of the Company’s common stock for a period of two years at a price of $0.75 per share. The convertible notes are unsecured, due one year from the date of issue and accrue interest at a rate of approximately 10% per annum. During August 2014, an agreement was signed extending the due date of the convertible notes to February 2015. Pursuant to this agreement, the holders were issued warrants to purchase 491,112 additional shares of the Company’s common shares for a period of two years at a price of $0.06 per share.

The Company valued the initial warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount was being amortized over the initial life of the convertible notes, which expired in August 2014. The Company valued the additional warrants at $21,214, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the six months ended June 30, 2015 and 2014, the Company amortized $8,395 and $30,527 of this debt discount to interest expense, respectively. In August 2015, warrants for 210,000 shares of the Company’s Common stock, which were issued in August 2013 in connection with Convertible Notes, expired.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During March 2015, the Company issued an exchange note to an accredited investor in substitution for $105,000 of previously outstanding convertible note principal to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $105,000, plus accrued interest of $5,293, is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. The balance of the note was converted into shares during the three months ended June 30, 2015.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance to an unrelated third party, pursuant to an exchange agreement. Two of the August 2013 Convertible Notes were included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $7,883 was converted into shares during the three months ended June 30, 2015. The remaining note balance was converted during July 2015. In July and August 2015, warrants for 35,556 shares of the Company’s Common stock, which were issued in August 2013 in connection with Convertible Notes, expired.

During February 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $55,556. The proceeds and principal are an installment of a larger Convertible Note with an aggregate principal amount of $400,000. The note carries an original issue discount of 10%. The note provisions contain a 90-day interest free period and a one-time interest charge of 12% upon expiration of the interest free period and applied to each principal installment. The note is due two years from the date of each installment and is convertible using a conversion price of the lessor of $0.03 or 60% of the lowest trade price in the 25 trading days immediately preceding the conversion date. Subsequent to June 30, 2015, the principal balance of the note was reduced by $6,840, which was converted into 5,700,000 shares of the Company’s common stock.

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Notes Payable, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the Convertible Notes at $58,850, which was recorded as a discount to the Convertible Notes Payable. This discount was being amortized over the life of the convertible debenture. During the six months ended June 30, 2015, the Company amortized $8,856 of the debt discount related to convertible notes to interest expense.

During April 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $53,500. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices occurring during the 25 trading days immediately preceding the conversion date.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Note, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $53,500, which was recorded as a discount to the Convertible Note. This discount is being amortized over the life of the Convertible Note or until such time as the Convertible Note is repaid or converted. During the six months ended June 30, 2015, the Company amortized $10,232 of the debt discount to interest expense.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During June 2015, the Company received $45,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $45,000. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices occurring during the 25 trading days immediately preceding the conversion date.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Note, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $45,000, which was recorded as a discount to the Convertible Note. This discount is being amortized over the life of the Convertible Note or until such time as the Convertible Deben Note is repaid or converted. During the six months ended June 30, 2015, the Company amortized $3,443 of the debt discount to interest expense.

The following table summarizes the Company’s Convertible Notes Payable at:

	June 30, 2015	December 31, 2014
Convertible Notes Payable, due on demand, bearing interest at 10% per annum, net of discount $0 and $5,204 as of June 30, 2015 and December 31, 2014, respectively	$-	$117,574
Convertible Note Payable, due February 2017, bearing interest at 12% per annum, net of discount of $44,460	11,096	-
Convertible Note Payable, due March 2016, bearing interest at 8% per annum, net of discount of $37,295	15,205	-
Convertible Note Payable, due March 2017, bearing no interest, net of discount of $49,994	8,856	-
Convertible Note Payable, due May 2016, bearing no interest, net of discount of $21,442	3,711	-
Convertible Note Payable, due May 2016, bearing no interest, net of discount of $186,275	29,036	-
Convertible Note Payable, due April 2016, bearing interest at 8%, net of discount of $43,268	10,232	-
Convertible Note Payable, due June 2016, bearing interest at 8%, net of discount of $41,557	3,443	-
	$81,579	$117,574

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

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $200,000, which was recorded as a discount to the Convertible Debenture. This discount is being amortized over the life of the Convertible Debenture or until such time as the Convertible Debenture is repaid or converted. During the six months ended June 30, 2015, the Company amortized $101,089 of the debt discount to interest expense.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $194,893 of previously outstanding convertible debenture balance to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $250,799, is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price during the 10 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $36,786 was converted into 13,838,974 shares of the Company’s common stock during the three months ended June 30, 2015. Subsequent to June 30, 2015, the principal balance of the note was further reduced by $21,442, which was converted into 18,592,157 shares of the Company’s common stock.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $250,799, which was recorded as a discount to the Convertible Debenture. This discount is being amortized over the life of the Convertible Debenture or until such time as the Convertible Debenture is repaid or converted. During the six months ended June 30, 2015, the Company amortized $29,474 of the debt discount to interest expense.

The following table summarizes the Company’s Convertible Debentures at:

	June 30, 2015	December 31, 2014
Convertible Debenture, due June 2015, bearing interest at 10% per annum, net of discount of $130,413 at December 31, 2014	$-	$80,254
	$-	$80,254

Note 6 – Derivative Liabilities

The Company analyzed the conversion options embedded in the above referenced Convertible Debt Instruments for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debt Instruments should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debt Instruments contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debt Instruments can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model. During the six months ended June 30, 2015 and upon the issuance dates of the above referenced Convertible Notes Payable, $658,522 was recorded as debt discount and $418,793 was recorded as day one loss on derivative liability. At June 30, 2015, the conversion options were valued at $982,222.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2015:

Conversion option derivative liabilities December 31, 2014	$1,081,318
Addition of new conversion option derivatives	1,077,315
Reclassification of conversion option derivative to gain on extinguishment of debt	(195,809)
Change in fair value	(980,602)
Balance at June 30, 2015	$982,222

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on:

June 30, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$982,222	$982,222

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

Note 7 – Common Stock and Common Stock Warrants

Common Stock

During the six months ended June 30, 2015, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 626,472 shares of common stock for services, respectively. The total market value of the shares issued for advisory services was $19,890, equivalent to approximately $1,000 for each month of service per member. Issuances of 3,390,000 shares for services valued at $26,170 performed during the three months ended June 30, 2015 have been accrued as of June 30, 2015, within accrued expenses. These issuances will occur subsequent to June 30, 2015.

The Company issued 4,203,344 common shares to individuals for consulting services rendered for the six months ended June 30, 2015. The total market value of the shares issued for consulting services was $98,722, of which $5,498 was recorded as prepaid expenses and $93,225 of which is included in professional fees on the statement of operations for the six months ended June 30, 2015.

During January 2015, pursuant to an employment agreement, the Company issued 960,000 shares to the officer of the Company (Note 8). These shares were valued at $28,800 and are included in general & administrative expenses on the statement of operations.

During April 2015, pursuant to an employment agreement, the Company issued 160,000 shares to the officer of the Company (Note 8). These shares were valued at $3,360 and are included in general & administrative expenses on the statement of operations.

During February 2015, the Company entered into a common stock purchase agreement with an accredited investor, pursuant to which the Company may issue and sell, and the investor is committed to purchase, up to $2,000,000 of shares of the Company’s common stock over the 36-month term following the effective date of the agreement. Pursuant to the terms of the purchase agreement, the Company has issued 7,000,000 shares of common stock to be held in escrow. 6,000,000 of these shares of common stock were to be disbursed to the investor in the event the common stock purchase agreement was not approved and deemed effective. 1,000,000 of these escrowed shares of common stock were to be disbursed to the investor in the event the Company terminates the purchase agreement or certain capital draw down thresholds are not met within the term of the common stock purchase agreement. Subsequent to June 30, 2015, the common stock purchase agreement was approved and went effective and 6,000,000 of these escrowed shares were returned to treasury and cancelled (Note 9).

During the six months ended June 30, 2015 $181,963 of note principal, as described in Note 5, was converted into 51,908,846 common shares.

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

The Company valued its warrant using the Black-Scholes option-pricing model.  Assumptions used during the six months ended June 30, 2015 include (1) a risk-free interest rate of 1.61%, (2) a life of 5 years, (3) expected volatility of 512%, (4) zero expected dividends, (5) a conversion price as set forth in the related instrument, and (6) the common stock price of the underlying share on the valuation date.

The following table summarizes the outstanding warrants and associated activity for the six months ended June 30, 2015:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2014	1,760,002	$0.25	3.00
Granted	4,000,000	0.03	5.00
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2015	5,760,002	$0. 10	3.82

Note 8 – Employment Agreement

During January 2015, the Company entered into an employment agreement with its Chief Executive Officer. This agreement provides terms including initial base compensation, stock compensation, incentive pay provisions, termination and non-compete clauses as well as other customary terms and provisions. Pursuant to the terms of the agreement, the executive will be entitled to receive 4,000,000 shares of the Company’s common stock, of which 960,000 and 160,000 such shares were issued in January and April 2015, respectively, (Note 7) with the remaining 2,880,000 shares to be issued at the rate of 160,000 shares per quarter on the first day of each quarter continuing July 1, 2015 and continuing up to and including December 31, 2019. The shares that were to be issued on July 1, 2015 were accrued on July 1, 2015. These shares have not yet been issued. Also related to the execution of this agreement, the Company issued a warrant to purchase 4,000,000 commons shares of the Company’s common stock (Note 7). Additionally, pursuant to the terms of the employment agreement, the Chief Executive Officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares under the provision are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. The value of the shares will be based on the closing price of the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

Note 9 – Subsequent Events

Subsequent to June 30, 2015, the Company issued a total of 40,443,688 shares of the Company’s common stock. All shares were issued in exchange for $52,123 of convertible note principal, as described in the following paragraphs.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $210,667 of previously outstanding convertible debenture balance to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $250,799, is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price during the 10 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $36,786 was converted into 13,838,974 shares of the Company’s common stock during the three months ended June 30, 2015. Subsequent to June 30, 2015, the principal balance of the note was further reduced by $21,442, which was converted into 18,592,157 shares of the Company’s common stock.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance to an unrelated third party, pursuant to an exchange agreement. Two of the August 2013 Convertible Notes were included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $7,883 was converted into shares during the three months ended June 30, 2015. The remaining note balance of $24,141 was converted into 16,151,531 shares during July 2015.

During February 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $55,556. The proceeds and principal are an installment of a larger Convertible Note with an aggregate principal amount of $400,000. The note carries an original issue discount of 10%. The note provisions contain a 90-day interest free period and a one-time interest charge of 12% upon expiration of the interest free period and applied to each principal installment. The note is due two years from the date of each installment and is convertible using a conversion price of the lessor of $0.03 or 60% of the lowest trade price in the 25 trading days immediately preceding the conversion date. Subsequent to June 30, 2015, the principal balance of the note was reduced by $6,840, which was converted into 5,700,000 shares of the Company’s common stock.

As of July 28, 2015, the Company’s S1 filing was made effective and 6,000,000 escrowed shares of the Company’s common stock were returned to treasury and cancelled (Note 9.)

On June 25, 2015, the Company announced an upcoming reverse split, which will range from 1:20 – 1:40.

During the three month period ending June 30, 2015, the Company initiated the beginning of an opening of an office in Salt Lake City, Utah through which Quality Assurance, Marketing and Publicity for the Company’s publishing label, and technical support / IT will ultimately be run.

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

RESULTS OF OPERATIONS

Working Capital

	June 33,	December 31,
	2015	2014
Current Assets	$85,472	$43,061
Current Liabilities	1,643,829	1,672,821
Working Capital (Deficit)	$(1,558,357)	$(1,629,760)

Cash Flows

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows Used in Operating Activities	$(183,716)	$(289,987)
Cash Flows Provided by (used in) Investing Activities	(32,204)	(126,559)
Cash Flows Provided by Financing Activities	238,500	341,755
Net Increase (Decrease) in Cash During Period	$22,580	$(74,791)

Balance Sheet

As at June 30, 2015, the Company had total assets of $481,509 compared with total assets of $434,694 as at December 31, 2014. The assets are mainly comprised of cash and development costs. The increase in development costs is primarily due to the launch and eventual launch of multiple products in fiscal years 2015 and 2016.

The Company had total liabilities of $1,643,829 at June 30, 2015, compared with $1,672,821 as at December 31, 2014. The decrease in total liabilities is mainly attributable to the decrease of $99,096 in the derivative liability.

Operating Expenses

During the six months ended June 30, 2015, the Company incurred operating expenses totaling $645,704 compared with $614,206 for the six months ended June 30, 2014. The slight increase in operating expenses is primarily attributable to an increase in wage expenses as the Company entered into a new employment agreement with an employee in January of 2015.

Net Income (Loss)

During the six months ended June 30, 2015, the Company realized net loss of $576,707 compared with net loss of $1,017,370, for the six months ended June 30, 2014. The decrease in net loss from the six-month period ended June 30, 2014 to the three-month period ended June 30, 2015 was primarily due to a decrease in professional fees, as the Company is currently between product launches.

1

During 2014, the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during 2014. A third package of Timeless Gems expansion content was developed during 2014, but this package has not yet been released as of June 30, 2015. It is anticipated that this third package of expansion content will be publicly announced, and released, during the third quarter of 2015.

During the three months ended June 30, 2015, the Company initiated the development of a four-product line of entertainment apps based on the Company’s John Deere licensed brand. It is anticipated that the first product in the four-product line will be released during the third quarter of 2015. For up to three consecutive quarters thereafter (defined as one product per quarter) it is anticipated the Company will release one new product in the line; there are currently four individual entertainment apps in various states of pre-production and production.

During the three months ended June 30, 2015, the Company continued the development of SirVival, an action-adventure “runner” game. As of June 30, 2015, SirVival had been released on Facebook and the Company announced the game would be subsequently released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform (for Windows Phones and Surface Tablets) with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform (which was released in July 2015.) It is anticipated that the iOS and Android platform versions of SirVival will be released during the third quarter of 2015 with other platform releases to follow.

During the three months ended June 30, 2015, the Company announced the creation of Soul and Vibe Music, a proprietary music-publishing label through which it aims to monetize its aural assets as a revenue-generating marketing vehicle for its video games and entertainment apps. As of June 30, 2015, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and two multi-track music singles, “SirVival and Tantrum” and “Who Is Gurk Burkle?” A third multi-track music single, “Smorgon Magma, The Black Rider,” was developed during the three months ended June 30, 2015 but was not released until July 2015. A fourth multi-track music single was commissioned during the three months ended June 30, 2015, but this fourth multi-track single has neither been formally announced nor released. It is anticipated this currently unnamed fourth multi-track music single will be both formally announced and released during the third quarter of 2015. Soul and Vibe Music releases are currently available via streaming and/or digital download on Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and more.

Liquidity and Capital Resources

As at June 30, 2015, the Company had a cash balance of $48,332 and a working capital deficit of $1,558,357 compared with a cash balance of $25,752 and working capital deficit of $1,629,760 at December 31, 2014. The increase in working capital is primarily due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the six months ended June 30, 2015, the Company used $183,716 of cash in operating activities compared with use of $289,987 of cash in operating activities during the six months ended June 30, 2014. The decrease in the use of cash for operating activities is mainly attributable to a decrease in general and administrative expenses.

Cash Flows from Investing Activity

During the six months ended June 30, 2015, the Company used $32,204 of cash in investing activities compared with $126,559 of cash provided during the six months ended June 30, 2014. The decrease in cash used in investing activities is mainly due to the Company nearing completion of a product under development.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, the Company received $238,500 of cash from financing activities compared with the receipt of $341,755 of cash during the six months ended June 30, 2014. During the six months ended June 30, 2015 the Company secured financing from two convertible notes payable and is continuing to search for future debt and equity financing. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs, and general and administrative expenses.

2

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2015, advisory board members were issued a total of 626,472 shares of common stock for services.

We issued 4,203,344 common shares to individuals and entities for consulting services rendered and software development costs incurred for the six months ended June 30, 2015.

Issuances of 3,390,000 shares for services performed during the three months ended June 30, 2015 have been accrued as of June 30, 2015, within accrued expenses. These issuances will occur subsequent to June 30, 2015.

During the six months ended June 30, 2015 we issued 1,120,000 shares to our chief executive officer, pursuant to an employment agreement, for services rendered. The shares that were to be issued on July 1, 2015 were accrued on July 1, 2015. These shares have not yet been issued.

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

+filed herewith

*furnished herewith

4

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2015.

Soul and Vibe Interactive Inc.

Date: August 14, 2015	By:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

5