Form 10-Q
period 2015-09-30
Soul & Vibe Interactive Inc.
filed 2015-11-16
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 2015, there were 26,629,900 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2015	December 31,
	(unaudited)	2014
ASSETS

Current Assets
Cash	$-	$25,752
Accounts Receivable	437	3,619
Debt Issue Cost	8,541	6,190
Prepaid Expenses	11,801	7,500

Total Current Assets	20,779	43,061

Fixed Assets
Furniture and Equipment	13,924	9,470
Accumulated Depreciation	(3,279)	(1,538)

Total Fixed Assets	10,645	7,932

Other Assets
Development Costs, net of accumulated amortization of $92,035 and
$45,704 as of September 30, 2015 and December 31, 2014, respectively	398,120	383,701

Total Assets	$429,544	$434,694

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$416,376	$346,928
Disbursements in excess of bank balances	9,491	-
Accrued expenses	266,443	33,113
Accrued interest, related party	-	1,458
Accrued interest	12,349	-
Note payable, related party	-	2,500
Convertible note payable, related party, net of discount of $0 and
$324 as of September 30, 2015 and December 31, 2014, respectively	-	9,676
Convertible notes payable, net of discount of $299,031 and $5,204 as of
September 30, 2015 and December 31, 2014, respectively	139,730	117,574
Convertible debentures, net of discount of $0 and $130,413 as of
September 30, 2015 and December 31, 2014, respectively	-	80,254
Derivative liability	1,848,316	1,081,318

Total Current Liabilities	2,692,705	1,672,821

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of September 30, 2015 and December 31, 2014	130	130
Common Stock, $0.001 par value, 300,000,000 authorized, 7,163,425 and 926,087 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7,163	926
Common Stock Held in Escrow	(25)	-
Additional Paid-in Capital	4,063,752	3,207,840
Accumulated Deficit	(6,334,181)	(4,447,023)

Total Shareholder's Deficit	(2,263,161)	(1,238,127)

Total Liabilities & Shareholder's Deficit	$429,544	$434,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$1,197	$9,635	$5,360	$52,032
Cost of Sales	(19,982)	(15,780)	(62,981)	(48,838)

Gross Profit	(18,785)	(6,145)	(57,621)	3,194

Operating Expenses
General & Administrative	123,915	71,182	569,467	408,546
Professional Fees	62,254	188,304	262,406	962,480

Total Operating Expenses	186,169	259,486	831,873	1,371,026

Operating Loss	(204,954)	(265,631)	(889,494)	(1,367,832)

Other Income (Expense)
Gain (Loss) on Derivative	(1,639,776)	(85,832)	(1,115,908)	885,294
Gain (Loss) on Extinguishment of Debt	712,007	(4,554)	566,454	(76,360)
Interest Expense	(177,728)	(44,948)	(448,210)	(308,078)

Total Other Income (Expense)	(1,105,497)	(135,334)	(997,664)	500,856

Loss before Income Taxes	(1,310,451)	(400,965)	(1,887,158)	(866,976)

Income Taxes	-	-	-	-

Net Loss	$(1,310,451)	$(400,965)	$(1,887,158)	$(866,976)

Income per Share
Basic	$(0.35)	$(0.60)	$(0.85)	$(1.58)

Weighted Average Shares Outstanding
Basic	3,790,970	672,113	2,226,458	548,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30, 2015	Ended September 30, 2014
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Loss	$(1,887,158)	$(866,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,741	874
Amortization of debt issuance costs	10,649	-
Amortization of debt discount	370,759	316,848
Amortization of software development costs	46,331	-
Wages and interest contributed to capital	-	70,043
Common stock issued for services	56,792	521,556
Gain on derivative	1,115,908	(885,294)
Loss on extinguishment of debt	(566,454)	76,360
Common stock and warrants issued as compensation	150,947	-
Changes in Operating Assets and Liabilites:
(Increase) Decrease in accounts receivable	3,182	(2,935)
Decrease in prepaid expenses	58,799	240,300
Increase in accounts payable	78,939	164,857
Increase in accrued expenses	335,017	21,548

Net cash used in operating activities	(224,548)	(342,819)

Cash Flows from Investing Activities
Purchased of fixed assets	(4,454)	(4,059)
Cash paid for development costs	(60,750)	(164,240)

Net cash used in investing activities	(65,204)	(168,299)

Cash Flows from financing activities
Repayment of related party notes payable	(2,500)	(33,600)
Payment of debt issuance costs	(5,000)	-
Proceeds from the issuance of convertible debenture and notes payable	271,500	200,000
Proceeds from sale of common stock and warrants, net of offering costs	-	375,355

Net cash provided by financing activities	264,000	541,755

Net increase (decrease) in cash	(25,752)	30,637

Cash Balance at Beg of Period	25,752	114,429
Cash Balance at End of Period	$-	$145,066

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$-	$36,765
Software development costs financed by accounts payable	$-	$7,500
Capital stock issued for prepaid expenses	$71,100	$315,326
Warrants issued upon refinance of debt recorded as debt discount	$-	$22,941
Discount on issuance of convertible debenture and notes payable	$-	$10,667

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

For the Company’s games and entertainment apps (such as e-books) every two weeks, monthly, or quarterly (depending upon the digital merchant / portal service) payment is remitted to the Company. Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a monthly basis. On average, between thirty (30) to forty-five (45) days following the end of a month, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

For the Company’s music releases (soundtracks and multi-track singles) it receives sales reports three months following any given month’s end. Earned revenue is collected by the Company’s aggregator and the Company, at its own discretion, can request the earned funds be deposited into its proprietary PayPal account at a time of its own choosing.

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

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the nine month periods ending September 30, 2015 and 2014 was $46,331 and $33,239, respectively.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2015, the Company had incurred cumulative losses of $6,334,181 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in shareholder’s equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the nine month period ended September 30, 2015, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company, and (iv) launching two new publishing labels, Soul and Vibe Music & Soul and Vibe Books, in an effort to increase the number of potential revenue generating product launches on a staggered release schedule. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue through the third quarter of 2015.

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

During 2014, the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during 2014. A third package of Timeless Gems expansion content was developed during 2014, but this package has not yet been released as of September 30, 2015. This third package of expansion content is complete and is undergoing final quality assurance testing. It is anticipated that this third package of expansion content will be publicly announced, and released, during the fourth quarter of 2015.

In June 2015, the Company announced a new publishing label, Soul and Vibe Music. Soul and Vibe Music is a proprietary music-publishing label. The Company aims to leverage its existing, and to develop new, music assets associated with its licensed-brands and internally generated intellectual properties as stand-alone “premium” music soundtrack and multi-track music single product releases. It is the Company’s intent that these music soundtrack and multi-track music single product releases will double as potential revenue-generating marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. As of September 30, 2015, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and three multi-track music singles, “SirVival and Tantrum,” “Who Is Gurk Burkle?,” and “Smorgon Magma, The Black Rider.” The development of a fourth multi-track music single, “Spellbound,” continued during the three months ended September 30, 2015, but it was neither formally announced nor released during the third quarter. As a subsequent event, “Spellbound” was both formally announced and released during October 2015. All five Soul and Vibe Music releases to date are available via streaming and/or digital download on Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and Microsoft Groove. (Microsoft Groove was added as a new distribution channel in October 2015, in concert with the launch of the “Spellbound” multi-track music single.) The music content that comprises all five Soul and Vibe Music releases to date are copyrighted assets of the Company, with each track possessing an associated proprietary ISRC code. The music content that comprises all five Soul and Vibe Music releases are recognized by Shazam. The music content that comprises all five Soul and Vibe Music releases is, also, accessible on iTunes for premium purchase within the Options Menu of the Company’s SirVival game.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

In August 2015, the Company announced a new publishing label, Soul and Vibe Books. Soul and Vibe Books is a proprietary publishing label that specializes in the development and launch of digitally distributed electronic books and storybooks. The Company aims to leverage its licensed-brands and internally generated intellectual properties as stand-alone “premium” entertainment app e-books. It is the Company’s intent that these e-books will double as potential revenue-generating marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. During the three months ended September 30, 2015, the Company continued the development of a four-product line of entertainment apps, specifically e-books (or electronic storybooks) based on the Company’s John Deere licensed brand. The first product in the four-product line was Johnny Tractor and Friends: County Fair. Johnny Tractor and Friends: County Fair was launched on the App Store for iPhone, iPad, and iPod Touch on September 2, 2015. (As a subsequent event, Johnny Tractor and Friends: County fair was released on Google Play and Amazon during the month of October 2015.) Johnny Tractor and Friends: County Fair was the first product to be launched under the Company’s new Soul and Vibe Books label. During the three months ended September 30, 2015, the Company initiated the development of a second e-book that will be published under the Soul and Vibe Books label. It is anticipated that this second e-book will be formally announced and released during the fourth quarter, 2015. For up to two consecutive quarters thereafter (defined as one product per quarter) it is anticipated the Company will release one [additional] new e-book product in the line. Not including the previously released Johnny Tractor and Friends: County Fair e-book, there are currently three individual entertainment app e-books in various states of pre-production and production. It is the Company’s intent to localize all four e-books in the line into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of its e-books will be released, albeit on a staggered release schedule, beginning in the late fourth quarter 2015/early first quarter 2016.

During the three months ended September 30, 2015, the Company continued the development of SirVival, an action-adventure “runner” game, for mobile platforms. As of June 30, 2015, SirVival had been released on Facebook and the Company announced the game would be subsequently released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform (for Windows Phones and Surface Tablets) with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform (which was released in July 2015.) The iOS and Android platform versions of SirVival were released during the third quarter of 2015. Additional platform releases (Amazon and Windows devices) are forthcoming. It is the Company’s intent to localize SirVival into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of SirVival will be released, albeit on a staggered platform release schedule, beginning in the late fourth quarter 2015/early first quarter 2016.

During the third quarter, the Company became an approved 3rd Party licensee of Nintendo. The Company has been granted approval to develop and publish games, through digital distribution channels, for the Nintendo 3DS™ system and the Wii U™ system. The Company’s releases will be digitally distributed, and launched, through the Nintendo eShop. The Company intends to formally announce its new licensee status alongside a product announcement of a game slated for release on a Nintendo hardware platform. The Company also intends to pursue development and publishing licensing for Nintendo’s forthcoming console, codenamed “NX,” which is rumored to launch in 2016.

Note 4 - Notes Payable and Convertible Notes Payable - Related Party

Notes Payable

During the nine month period ended September 30, 2015, the Company paid an amount due of $2,500 to an officer of the Company. This amount was unsecured and bore no interest.

Convertible Notes Payable

During July 2013, the Company received $9,000 in exchange for a Convertible Note with a maturity value of $10,000 and a warrant to purchase up to 834 shares of the Company’s common stock for a period of two years at a price of $0.60 per share. The convertible note is unsecured, due one year from the date of issue, and accrues interest at a rate of approximately 10% per annum. During August 2014, an agreement was signed extending the due date of the convertible note to February 2015. Pursuant to this agreement, the holder was issued a warrant to purchase 1,000 additional shares of the Company’s common shares for a period of two years at a price of $0.06 per share. The warrants that were issued in July 2013 expired during the quarter ended June 30, 2015. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or “called” by the Company prior to expiration.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the nine months ended September 30, 2015 and 2014, the Company amortized $324 and $5,766 of this debt discount to interest expense, respectively. In July 2015, warrants for 834 shares of the Company’s Common stock, which were issued in July 2013 in connection with one Convertible Note, expired. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or “called” by the Company prior to expiration.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance to an unrelated third party, pursuant to an exchange agreement. The July 2013 Convertible Note was included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $7,883 was converted into 121,277 shares during the three months ended June 30, 2015. The remaining note balance was converted during July 2015; there is no outstanding balance as of September 30, 2015.

Note 5 - Convertible Notes Payable

Convertible Notes Payable

During August 2013, the Company received a total of $110,500 in exchange for three convertible notes with a maturity value totaling $122,778 and warrants to purchase up to 6,139 shares of the Company’s common stock for a period of two years at a price of $0.75 per share. The convertible notes are unsecured, due one year from the date of issue, and accrue interest at a rate of approximately 10% per annum. During August 2014, an agreement was signed extending the due date of the convertible notes to February 2015. Pursuant to this agreement, the holders were issued warrants to purchase 12,278 additional shares of the Company’s common shares for a period of two years at a price of $0.06 per share. The warrants that were issued in August 2013 expired during the quarter ended September 30, 2015. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or “called” by the Company prior to expiration.

The Company valued the initial warrants and beneficial conversion features of the convertible notes at $122,778, which was recorded as a discount to the convertible notes. This discount was being amortized over the initial life of the convertible notes, which expired in August 2014. The Company valued the additional warrants at $21,214, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible notes or until such time as the convertible notes are repaid or converted, or upon exercise of the warrants. During the nine months ended September 30, 2015 and 2014, the Company amortized $8,395 and $78,481 of this debt discount to interest expense, respectively. In August 2015, warrants for 210,000 shares of the Company’s Common stock, which were issued in August 2013 in connection with Convertible Notes, expired. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or “called” by the Company prior to expiration.

During March 2015, the Company issued an exchange note to an accredited investor in substitution for $105,000 of previously outstanding convertible note principal to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $105,000, plus accrued interest of $5,293, is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. The balance of the note was converted into shares during the three months ended June 30, 2015; there is no outstanding balance as of September 30, 2015.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance to an unrelated third party, pursuant to an exchange agreement. Two of the August 2013 Convertible Notes were included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $7,883 was converted into shares during the three months ended June 30, 2015. The remaining note balance was converted during July 2015; there is no outstanding balance as of September 30, 2015.

During February 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $55,556. The proceeds and principal are an installment of a larger Convertible Note with an aggregate principal amount of $400,000. The note carries an original issue discount of 10%. The note provisions contain a 90-day interest free period and a one-time interest charge of 12% upon expiration of the interest free period and applied to each principal installment. The note is due two years from the date of each installment and is convertible using a conversion price of the lessor of $0.03 or 60% of the lowest trade price in the 25 trading days immediately preceding the conversion date. During the third quarter 2015, the principal balance of the note was reduced by $25,330, which was converted into 1,539,750 shares of the Company’s common stock. Subsequent to September 30, 2015, the principal balance of the note was further reduced by $13,006, which was converted into 4,890,000 shares of the Company’s common stock.

Regarding the Convertible Note referenced directly above, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Notes Payable, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the Convertible Notes at $20,357, which was recorded as a discount to the Convertible Notes Payable. This discount was being amortized over the life of the convertible debenture. During the nine months ended September 30, 2015, the Company amortized $16,536 of the debt discount related to convertible notes to interest expense.

During March 2015, the Company entered into a common stock purchase agreement with an accredited investor, pursuant to which the investor issued a promissory note with the principal amount of $52,500. Interest on the note accrues at the rate of 8% per annum. The note is convertible into the Company’s common stock at a conversion price per share equal to 60% of the lowest trade price in the 15 trading days immediately preceding the conversion date. During the third quarter 2015, the principal and accrued interest of the note was reduced by $2,604, which was converted into 193,142 shares of the Company’s common stock. Subsequent to September 30, 2015, the principal balance of the note was further reduced by $8,810, which was converted into 2,329,454 shares of the Company’s common stock.

Regarding the Convertible Note referenced directly above, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Notes Payable, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the Convertible Notes at $17,314, which was recorded as a discount to the Convertible Notes Payable. This discount was being amortized over the life of the convertible debenture. During the nine months ended September 30, 2015, the Company amortized $34,460 of the debt discount related to convertible notes to interest expense.

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

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During September 2015, the Company issued two exchange notes, $33,850 and $25,000 to two different accredited investors in substitution for $58,850 of previously outstanding convertible note principal to unrelated third parties, pursuant to exchange agreements. The first of the exchange notes was issued with a maturity value of $33,850, plus accrued interest of $56, is due in March 2017, bears no interest and is convertible into shares of the Company at a rate equal to 60% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. During the third quarter 2015, the principal balance of the first exchange note was reduced by $2,245 which was converted into 319,000 shares of the Company’s common stock. Subsequent to September 30, 2015, the principal balance of the first exchange note was further reduced by $9,337, which was converted into 2,297,000 shares of the Company’s common stock. During October 2015, this note was sold to an unrelated third party for $25,000. The second of the exchange notes was issued with a maturity value of $25,000, plus accrued interest of $96, is due in March 2017, bears no interest and is convertible into shares of the Company at a rate equal to 60% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. During the third quarter 2015, the principal balance of the second exchange note was reduced by $1,935, which was converted into 275,000 shares of the Company’s common stock. Subsequent to September 30, 2015, the principal balance of the second exchange note was further reduced by $6,362, which was converted into 1,484,100 shares of the Company’s common stock. During October 2015, the two exchange notes were amended to extend the maturity date until March 2018 and decreased the increase rates on the notes from 10% to 2%. Along with the decreased interest rate, both of the principal balances increased by $6,611. Subsequent to September 30, 2015, all of the OID interest from the original note has been converted into 1,496,429 shares of the Company’s common stock for $5,885 of the outstanding interest.

Regarding the Convertible Note and the two exchange notes referenced in the two preceding paragraphs, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options embedded in the Convertible Notes Payable, the conversion options were deemed and classified as derivative liabilities, recorded at fair value. The Company valued the Convertible Notes at $53,877 which was recorded as a discount to the Convertible Notes Payable. This discount was being amortized over the life of the convertible debenture. During the nine months ended September 30, 2015, the Company amortized $2,206 of the debt discount related to convertible notes to interest expense.

During April 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $53,500. (This note is referred to as the “April Debenture” in the Convertible Debentures section, below.) Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices occurring during the 25 trading days immediately preceding the conversion date. Subsequent to September 30, 2015, the principal balance of the second exchange note was further reduced by $5,023, which was converted into 1,460,314 shares of the Company’s common stock. The outstanding balance of the note is subject to a 90 day “lock-out” during which the note holder is prevented from any further conversions against the note, as per the aged debt purchase agreement that was executed in October, 2015. (This aged debt purchase is discussed in greater detail in the Convertible Debentures section of this 10Q filing document.)

Regarding the Convertible Note referenced directly above, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Note, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $53,500, which was recorded as a discount to the Convertible Note. This discount is being amortized over the life of the Convertible Note or until such time as the Convertible Note is repaid or converted. During the nine months ended September 30, 2015, the Company amortized $23,105 of the debt discount to interest expense.

During June 2015, the Company received $40,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $45,000. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices occurring during the 25 trading days immediately preceding the conversion date.

Regarding the Convertible Note referenced directly above, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Note, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $45,000, which was recorded as a discount to the Convertible Note. This discount is being amortized over the life of the Convertible Note or until such time as the Convertible Debenture Note is repaid or converted. During the nine months ended September 30, 2015, the Company amortized $11,754 of the debt discount to interest expense.

During September 2015, the Company received $25,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $28,000. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices occurring during the 25 trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Regarding the Convertible Note referenced directly above, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Note, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $28,000, which was recorded as a discount to the Convertible Note. This discount is being amortized over the life of the Convertible Note or until such time as the Convertible Debenture Note is repaid or converted. During the nine months ended September 30, 2015, the Company amortized $383 of the debt discount to interest expense.

The following table summarizes the Company’s Convertible Notes Payable at:

	September 30, 2015	December 31, 2014
Convertible Notes Payable, due on demand, bearing interest at 10% per annum, net of discount $0 and $5,204 as of September 30, 2015 and December 31, 2014, respectively	-	$117,574
Convertible Note Payable, due February 2017, bearing interest at 12% per annum, net of discount of $20,357	16,536	-
Convertible Note Payable, due March 2016, bearing interest at 8% per annum, net of discount of $17,314	32,686	-
Convertible Note Payable, due March 2017, bearing no interest, net of discount of $0	-	-
Convertible Note Payable, due May 2016, bearing no interest, net of discount of $0	-	-
Convertible Note Payable, due May 2016, bearing no interest, net of discount of $116,226	54,473	-
Convertible Note Payable, due April 2016, bearing interest at 8%, net of discount of $30,395	23,105	-
Convertible Note Payable, due June 2016, bearing interest at 8%, net of discount of $33,246	11,754	-
Convertible Note Payable, due March 2017, bearing interest at 10%, net of discount of $31,387	218
Convertible Note Payable, due March 2017, bearing interest at 10%, net of discount of $22,489	575
Convertible Note Payable, due September 2016, bearing interest at 10%, net of discount of $27,617	383
	$139,730	$117,574

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

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Regarding the Convertible Note referenced directly above, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $210,667, which was recorded as a discount to the Convertible Debenture. This discount is being amortized over the life of the Convertible Debenture or until such time as the Convertible Debenture is repaid or converted. During the nine months ended September 30, 2015, the Company amortized $99,037 of the debt discount to interest expense.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $183,667 of previously outstanding convertible debenture balance and $67,132 of accrued interest to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $250,799, is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price during the 10 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal of $36,786 was converted into 345,974 shares of the Company’s common stock during the three months ended June 30, 2015. During the third quarter ended September 30, 2015, the principal balance of the note was further reduced by $43,313, which was converted into 2,034,549 shares of the Company’s common stock. Subsequent to September 30, 2015, the principal balance of the note was further reduced by $8,904, which was converted into 1,650,240 shares of the Company’s common stock.

During October 2015, the Company issued a new exchange note, valued at $85,384, to a different accredited investor in substitution for $85,384 of previously outstanding convertible note principal to an unrelated third party, pursuant to a new exchange agreement. The new exchange note was issued with a maturity value of $76,411, plus accrued interest of $8,974, is due on May 2017, bears no interest and is convertible into shares of the Company at a rate equal to 50% of the average of the three lowest trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates two conversion limitations. The first conversion limitation stipulates that the new exchange note holder has an exclusive option to purchase the remaining balance of the original exchange note. During the exclusivity period, the original exchange note holder may not convert the outstanding balance of its note with the Company for 90 days. The second conversion limitation stipulates that the original exchange note holder may not convert the outstanding balance of its separate note with the Company, the “April Debenture,” that originated in April of 2015, for 90 days following the execution of the new exchange note. Subsequent to September 30, 2015, the principal balance of the note was further reduced by $4,391, which was converted into 1,531,512 shares of the Company’s common stock. During October 2015, the exchange note was amended which decreased the increase rate on the note from 10% to 4%. Along with the decreased interest rate, the principal balance increased by $16,677.

Regarding the Convertible Note and the various exchange notes referenced in the preceding paragraphs, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the Convertible Debenture, the conversion option was deemed and classified as a derivative liability, recorded at fair value. The Company valued the conversion option at $116,226, which was recorded as a discount to the Convertible Debenture. This discount is being amortized over the life of the Convertible Debenture or until such time as the Convertible Debenture is repaid or converted. During the nine months ended September 30, 2015, the Company amortized $54,473 of the debt discount to interest expense.

The following table summarizes the Company’s Convertible Debentures at:

	September 30, 2015	December 31, 2014
Convertible Debenture, due June 2015, bearing interest at 10% per annum, net of discount of $130,413 at December 31, 2014	$-	$80,254
	$-	$80,254

Note 6 – Derivative Liabilities

The Company analyzed the conversion options embedded in the above referenced Convertible Debt Instruments for derivative accounting consideration under ASC 815 and determined that the instruments embedded in the above referenced Convertible Debt Instruments should be classified as liabilities and recorded at fair value.  Additionally, the above referenced Convertible Debt Instruments contain dilutive issuance clauses.  Under these clauses, based on future issuances of the Company’s common stock or other convertible instruments, the conversion price of the above referenced Convertible Debt Instruments can be adjusted downward.  The fair values of the conversion option instruments were determined using a Black-Scholes option-pricing model. At September 30, 2015, the conversion options were valued at $1,848,316.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company valued the conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.03% to 0.64%, (2) lives of 0.46 to 1.45 years, (3) expected volatility of 136% to 435%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debt Instruments, and (6) the common stock price of the underlying shares on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2015:

Conversion option derivative liabilities December 31, 2014	$1,081,318
Addition of new conversion option derivatives	412,778
Reclassification of conversion option derivative to gain on extinguishment of debt	(761,688)
Change in fair value	1,115,908
Balance at September 30, 2015	$1,848,316

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on:

September 30, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,848,316	$1,848,316

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

Note 7 – Common Stock and Common Stock Warrants

Common Stock

Effective August 25, 2015, the holder of a majority of the shares of common stock approved a reverse split of such shares by a ratio of 1 for 40. As a result of the reverse split, each forty shares of common stock issued and outstanding prior to the Reverse Split had been converted into one share of common stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been proportionally adjusted. All common stock shares have been retroactively restated to reflect the reverse split.

During the nine months ended September 30, 2015, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 15,662 shares of common stock for services, respectively. The total market value of the shares issued for advisory services was $19,890, equivalent to approximately $1,000 for each month of service per member. Issuances of 113,000 shares for services valued at $76,443 performed during the nine months ended September 30, 2015 have been accrued as of September 30, 2015, within accrued expenses. These issuances will occur subsequent to September 30, 2015.

The Company issued 105,084 common shares to individuals for consulting services rendered for the nine months ended September 30, 2015. The total market value of the shares issued for consulting services was $98,722, of which $1,875 was recorded as prepaid expenses and $96,847 of which is included in professional fees on the statement of operations for the nine months ended September 30, 2015.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During January 2015, pursuant to an employment agreement, the Company issued 24,000 shares to the officer of the Company (Note 8). These shares were valued at $28,800 and are included in general & administrative expenses on the statement of operations.

During April 2015, pursuant to an employment agreement, the Company issued 4,000 shares to the officer of the Company (Note 8). These shares were valued at $3,360 and are included in general & administrative expenses on the statement of operations.

During July 2015, pursuant to an employment agreement, an officer of the Company was eligible to receive 4,000 shares of the Company’s common stock (Note 8). These shares have not been issued as of September 30, 2015. The share issuance valued at $120 have been accrued as of September 30, 2015, within accrued expenses.

During February 2015, the Company entered into a common stock purchase agreement with an accredited investor, pursuant to which the Company may issue and sell, and the investor is committed to purchase, up to $2,000,000 of shares of the Company’s common stock over the 36-month term following the effective date of the agreement. Pursuant to the terms of the purchase agreement, the Company has issued 175,000 shares of common stock to be held in escrow. 150,000 of these shares of common stock were to be disbursed to the investor in the event the common stock purchase agreement was not approved and deemed effective. 25,000 of these escrowed shares of common stock were to be disbursed to the investor in the event the Company terminates the purchase agreement or certain capital draw down thresholds are not met within the term of the common stock purchase agreement. During August 2015, the common stock purchase agreement was approved and went effective and 150,000 of these escrowed shares were returned to treasury and cancelled.

During the nine months ended September 30, 2015 $281,427 of note principal, as described in Note 5, was converted into 6,062,957 common shares.

Common Stock Warrants

During January 2015, pursuant to an employment agreement, the Company issued a warrant to purchase 100,000 shares of the Company (Note 8). The warrant is exercisable after the date of grant for a period of five years and has an exercise price of $0.03 per share. Additionally, the warrant is callable by the Company after six months from the grant date at a price of $0.10 per share.

The Company valued its warrant using the Black-Scholes option-pricing model.  Assumptions used during the nine months ended September 30, 2015 include (1) a risk-free interest rate of 1.61%, (2) a life of 5 years, (3) expected volatility of 512%, (4) zero expected dividends, (5) a conversion price as set forth in the related instrument, and (6) the common stock price of the underlying share on the valuation date.

The following table summarizes the outstanding warrants and associated activity for the nine months ended September 30, 2015:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2014	44,001	$9.91	3.00
Granted	100,000	1.20	5.00
Exercised	-	-	-
Expired	6,973	29.28	-
Balance, September 30, 2015	137,028	$2.57	3.76

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 8 – Employment Agreement

During January 2015, the Company entered into an employment agreement with its Chief Executive Officer. This agreement provides terms including initial base compensation, stock compensation, incentive pay provisions, termination and non-compete clauses as well as other customary terms and provisions. Pursuant to the terms of the agreement, the executive will be entitled to receive 100,000 shares of the Company’s common stock, of which 24,000 and 4,000 such shares were issued in January and April 2015, respectively, (Note 7). The shares that were to be issued on July 1, 2015 have not yet been issued and are accrued at September 30, 2015. The remaining 68,000 shares to be issued at the rate of 4,000 shares per quarter on the first day of each quarter continuing October 1, 2015 and continuing up to and including December 31, 2019. Also related to the execution of this agreement, the Company issued a warrant to purchase 100,000 commons shares of the Company’s common stock (Note 7). Additionally, pursuant to the terms of the employment agreement, the Chief Executive Officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares under the provision are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. The value of the shares will be based on the closing price of the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

Note 9 – Subsequent Events

Subsequent to September 30, 2015, the Company issued a total of 19,466,475 shares of the Company’s common stock. All shares were issued in exchange for $69,721 of convertible note principal, as described in the following paragraphs.

During October 2015, the Company issued an exchange note to an accredited investor for $50,000 of previously outstanding convertible debenture balance to an unrelated third party for consulting services. The note was issued with a maturity value of $50,000, is due in April 2016, bears an interest rate of 2% and is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2015	2014
Current Assets	$20,779	$43,061
Current Liabilities	2,692,705	1,672,821
Working Capital (Deficit)	$(2,671,926)	$(1,629,760)

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows Used in Operating Activities	$(224,548)	$(342,819)
Cash Flows Provided by (used in) Investing Activities	(65,204)	(168,299)
Cash Flows Provided by Financing Activities	264,000	541,755
Net Increase (Decrease) in Cash During Period	$(25,752)	$30,637

Balance Sheet

As of September 30, 2015, the Company had total assets of $429,544 compared with total assets of $434,694 as of December 31, 2014. The assets are mainly comprised of cash and development costs. The increase in development costs is primarily due to the launch and eventual launch of multiple products in fiscal years 2015 and 2016.

The Company had total liabilities of $2,692,705 as of September 30, 2015, compared with $1,672,821 as of December 31, 2014. The increase in total liabilities is mainly attributable to the increase of $766,998 in the derivative liability.

Operating Expenses

During the nine months ended September 30, 2015, the Company incurred operating expenses totaling $831,873 compared with $1,371,026for the nine months ended September 30, 2014. The decrease in operating expenses is primarily attributable to a decrease in professional fees as the Company is between product launches.

Net Income (Loss)

During the nine months ended September 30, 2015, the Company realized net loss of $1,887,158 compared with net loss of $866,976, for the nine months ended September 30, 2014. The increase in net loss from the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2015 was primarily due to an increase in the loss on derivative.

During 2014, the Company completed the development of, and released into the market, two products: Timeless Gems and Striker Rush: Champion Edition. Timeless Gems was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. Striker Rush: Champion Edition was released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play and Amazon.com for Android devices in concert with its development partner, 1DER Entertainment. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during 2014. A third package of Timeless Gems expansion content was developed during 2014, but this package has not yet been released as of September 30, 2015. This third package of expansion content is complete and is undergoing final quality assurance testing. It is anticipated that this third package of expansion content will be publicly announced, and released, during the fourth quarter of 2015.

In June 2015, the Company announced a new publishing label, Soul and Vibe Music. Soul and Vibe Music is a proprietary music-publishing label. The Company aims to leverage its existing, and to develop new, music assets associated with its licensed-brands and internally generated intellectual properties as stand-alone “premium” music soundtrack and multi-track music single product releases. It is the Company’s intent that these music soundtrack and multi-track music single product releases will double as potential revenue-generating marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. As of September 30, 2015, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and three multi-track music singles, “SirVival and Tantrum,” “Who Is Gurk Burkle?,” and “Smorgon Magma, The Black Rider.” The development of a fourth multi-track music single, “Spellbound,” continued during the three months ended September 30, 2015, but it was neither formally announced nor released during the third quarter. As a subsequent event, “Spellbound” was both formally announced and released during October 2015. All five Soul and Vibe Music releases to date are available via streaming and/or digital download on Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and Microsoft Groove. (Microsoft Groove was added as a new distribution channel in October 2015, in concert with the launch of the “Spellbound” multi-track music single.) The music content that comprises all five Soul and Vibe Music releases to date are copyrighted assets of the Company, with each track possessing an associated proprietary ISRC code. The music content that comprises all five Soul and Vibe Music releases are recognized by Shazam. The music content that comprises all five Soul and Vibe Music releases is, also, accessible on iTunes for premium purchase within the Options Menu of the Company’s SirVival game.

In August 2015, the Company announced a new publishing label, Soul and Vibe Books. Soul and Vibe Books is a proprietary publishing label that specializes in the development and launch of digitally distributed electronic books and storybooks. The Company aims to leverage its licensed-brands and internally generated intellectual properties as stand-alone “premium” entertainment app e-books. It is the Company’s intent that these e-books will double as potential revenue-generating marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. During the three months ended September 30, 2015, the Company continued the development of a four-product line of entertainment apps, specifically e-books (or electronic storybooks) based on the Company’s John Deere licensed brand. The first product in the four-product line was Johnny Tractor and Friends: County Fair. Johnny Tractor and Friends: County Fair was launched on the App Store for iPhone, iPad, and iPod Touch on September 2, 2015. (As a subsequent event, Johnny Tractor and Friends: County fair was released on Google Play and Amazon during the month of October 2015.) Johnny Tractor and Friends: County Fair was the first product to be launched under the Company’s new Soul and Vibe Books label. During the three months ended September 30, 2015, the Company initiated the development of a second e-book that will be published under the Soul and Vibe Books label. It is anticipated that this second e-book will be formally announced and released during the fourth quarter, 2015. For up to two consecutive quarters thereafter (defined as one product per quarter) it is anticipated the Company will release one [additional] new e-book product in the line. Not including the previously released Johnny Tractor and Friends: County Fair e-book, there are currently three individual entertainment app e-books in various states of pre-production and production. It is the Company’s intent to localize all four e-books in the line into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of its e-books will be released, albeit on a staggered release schedule, beginning in the late fourth quarter 2015/early first quarter 2016.

During the three months ended September 30, 2015, the Company continued the development of SirVival, an action-adventure “runner” game, for mobile platforms. As of June 30, 2015, SirVival had been released on Facebook and the Company announced the game would be subsequently released through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, through Google Play and Amazon.com for Android devices, and on the Windows Mobile Platform (for Windows Phones and Surface Tablets) with anticipated future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s launch of the Windows 10 OS platform (which was released in July 2015.) The iOS and Android platform versions of SirVival were released during the third quarter of 2015. Additional platform releases (Amazon and Windows devices) are forthcoming. It is the Company’s intent to localize SirVival into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of SirVival will be released, albeit on a staggered platform release schedule, beginning in the late fourth quarter 2015/early first quarter 2016.

During the third quarter, the Company became an approved 3rd Party licensee of Nintendo. The Company has been granted approval to develop and publish games, through digital distribution channels, for the Nintendo 3DS™ system and the Wii U™ system. The Company’s releases will be digitally distributed, and launched, through the Nintendo eShop. The Company intends to formally announce its new licensee status alongside a product announcement of a game slated for release on a Nintendo hardware platform. The Company also intends to pursue development and publishing licensing for Nintendo’s forthcoming console, codenamed “NX,” which is rumored to launch in 2016.

Liquidity and Capital Resources

As at September 30, 2015, the Company had a cash balance of $0 and a working capital deficit of $2,671,926 compared with a cash balance of $25,752 and working capital deficit of $1,629,760 at December 31, 2014. The decrease in working capital is primarily due to an increase in the derivative liability.

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, the Company used $224,548 of cash in operating activities compared with use of $342,819 of cash in operating activities during the nine months ended September 30, 2014. The decrease in the use of cash for operating activities is mainly attributable to a decrease in general and administrative expenses.

Cash Flows from Investing Activity

During the nine months ended September 30, 2015, the Company used $65,204 of cash in investing activities compared with $168,299 of cash used during the nine months ended September 30, 2014. The decrease in cash used in investing activities is mainly due to the Company nearing completion of a product under development.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, the Company received $264,000 of cash from financing activities compared with the receipt of $541,755 of cash during the nine months ended September 30, 2014. During the nine months ended September 30, 2015 the Company secured financing from ten convertible notes payable and is continuing to search for future debt and equity financing. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs, and general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2015, advisory board members were issued a total of 15,662 shares of common stock for services.

We issued 105,084 common shares to individuals and entities for consulting services rendered and software development costs incurred for the nine months ended September 30, 2015.

Issuances of 84,750 shares for services performed during the three months ended September 30, 2015 have been accrued as of September 30, 2015, within accrued expenses. These issuances will occur subsequent to September 30, 2015.

During the nine months ended September 30, 2015 we issued 28,000 shares to our chief executive officer, pursuant to an employment agreement, for services rendered. The shares that were to be issued on July 1, 2015 and October 1, 2015 are accrued on July 1, 2015 and October 1, 2015, respectively. These shares have not yet been issued.

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

+filed herewith

*furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November 2015.

Soul and Vibe Interactive Inc.

Date: November 16, 2015	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer

