Form 10-K
period 2015-12-31
Soul & Vibe Interactive Inc.
filed 2016-04-01
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 000-55091

SOUL & VIBE INTERACTIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	38-3829642
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

6548 South Big Cottonwood Canyon Road, Suite 200, Salt Lake City, Utah, 84121
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2015, based upon the $0.128 closing price of such stock on that date, was $325,385.

There were 237,642,126 shares of common stock outstanding as of March 25, 2016.

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

Background

Exchange Agreement. On February 5, 2013, Soul and Vibe Interactive Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Soul and the sole shareholder of Soul (the “Shareholder”). Pursuant to the Agreement, Soul became a wholly owned subsidiary of the Company (the “Exchange”). As consideration for the Exchange, the Shareholder exchanged an aggregate of 150,000 shares of common stock of Soul, constituting all shares of capital stock of Soul issued and outstanding (the “Soul Shares”) for an aggregate of 308,333 shares of the Company’s common stock (the “Common Stock”). The Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the consideration exchanged, the process of exchanging the consideration and the effect of the Exchange. The closing of the Exchange took place on February 6, 2013. There were no rights to acquire any equity interests of Soul prior to the closing of the Exchange. Subsequent to the consummation of the Exchange, the Company had 908,333 shares of Common Stock issued and outstanding.

Changes Resulting from the Exchange. We intend to carry on Soul’s business as our primary line of business. Soul is headquartered in Salt Lake City, UT, and is focused on developing, publishing, and digitally distributing interactive entertainment for video game consoles, personal computers, and mobile devices, as well as interactive books (also known as “e-books” or “interactive storybooks”) and downloadable/streamable music. As of March 8, 2013, we discontinued entirely the business of Victory LG, Inc.

Reverse Split. On June 25, 2015, the holder of a majority of the shares of Common Stock approved a reverse split of such shares by a ratio of 1 for 40 (the “Reverse Split”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Reverse Split on August 20, 2015. The Reverse Split became effective in the State of Nevada on August 25, 2015. The Reverse Split became effective on the OTC QB on August 25, 2015, having been approved by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on August 25, 2015. As a result of the Reverse Split, each forty (40) shares of Common Stock issued and outstanding prior to the 2015 Reverse Split were converted into one (1) share of Common Stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock have been proportionally adjusted. All references to common stock have been retroactively restated.

Overview

Soul and Vibe Interactive Inc. is a publisher of games, interactive books, and downloadable/streamable music for digital devices. We develop, publish, and digitally distribute interactive entertainment (games and interactive books) for video game consoles, mobile and augmented reality/wearable tech devices, personal computers, and social-media platforms.  We develop, publish, and digitally distribute music for play on digital devices through downloadable/streamable channels that include, but are not limited to, the likes of: Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music, Beats/MediaNet, and Microsoft Groove. The music service Shazam, also, recognizes Soul and Vibe Music products. Since our Company’s inception, we have generated a degree of revenue. Revenue generation began in the 1st quarter of 2014 with the release of our first video game product. The release was Timeless Gems, an innovative "match-3" game that features board game elements. Timeless Gems was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) in February and March 2014. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during fiscal year 2014. A third package of expansion content for Timeless Gems was developed during fiscal year 2014. This third package of expansion content was released in December 2015.

In June 2014, day and date with the opening game of the 2014 World Cup Soccer tournament, the company released a second video game product, Striker Rush: Champion Edition. Striker Rush: Champion Edition was released, worldwide, through Apple’s App Store (for iPhone, iPad, and iPod Touch mobile devices), and through Google's Google Play and Amazon.com (for Android devices) in concert with its development partner, 1DER Entertainment.

During fiscal year 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine was the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedited service, payments, and cross-marketed products and services with in-venue second screen televisions. The platform provided guests with menu and entertainment options, portability that eliminated the constraints of one-tablet-per-table installations, and other innovations that helped increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offered games, music and content targeted everyone from families to sports fans to couples and more. Many of the games also enabled guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, which created a more interactive gaming experience. The Company anticipated it would continue to receive licensing revenue from Tanjarine through 2015 and beyond, as Tanjarine purchased product installs of the Company’s products for play on their proprietary hardware. In April of 2015, a third party acquired TouchTunes. Unfortunately, as part of the acquisition, TouchTunes terminated their subsidiary, Tanjarine, as well as all pre-existing contractual (licensing) agreements.

During the fourth quarter of 2013, the Company entered into a development/publishing agreement with 1DER Entertainment for SirVival, an interactive game. As a part of the development/publishing agreement, the Company acquired the SirVival IP from 1DER Entertainment. Through fiscal year 2014 and the first two quarters of 2015, the Company continued the development of SirVival; the game was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) during the third quarter of 2015. In addition to the development and release of the SirVival video game product, one package of expansion content for SirVival entered development during the fourth quarter of 2014, but this package has not yet been released. The Company will formally announce the targeted release date of this expansion pack at a later date.

In June 2015, the Company announced a new (second) publishing label, Soul and Vibe Music. Soul and Vibe Music is a proprietary music-publishing label that publishes music content through downloadable/streamable distribution channels that include, but are not limited to, the likes of: Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and Microsoft Groove. The Company aims to leverage its existing, and to develop new, music assets that are associated with its licensed-brands and internally generated intellectual properties as stand-alone “premium” music soundtrack and single-track and/or multi-track music single product releases. It is the Company’s intent that these music soundtrack and single-track and/or multi-track music single product releases will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. As of December 31, 2015, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and four multi-track music singles, “SirVival and Tantrum,” “Who Is Gurk Burkle?,” “Smorgon Magma, The Black Rider,” and “Spellbound.” The development of a fifth multi-track music single, “Bugaboo, A Bump In The Night,” commenced during the fourth quarter of 2015, but it was neither formally announced nor released until February 2016.

As the Soul and Vibe Music label grows, the Company intends to pursue the licensing of music for (i) inclusion in its games and apps and (ii) to release, via downloadable/streamable distribution channels, as “premium” stand-alone and/or compilation music product releases. The Company also anticipates it will contract music industry subject matter experts as consultants to help broaden the label’s product mix. The Company anticipates that a broadened product mix for the Soul and Vibe Music label will increase consumer awareness, build IPs, create cross-promotional opportunities across its growing product portfolio, and drive revenue.

To date, all music content published by Soul and Vibe Music are copyrighted assets of the Company. Each individual music track is a unique asset that is identifiable through a proprietary ISRC code. EPs are identifiable through a proprietary UPC code. The music content that comprises Soul and Vibe Music releases are each recognized by the music identification service, Shazam. The music content that comprises Soul and Vibe Music releases as of December 31, 2015 are, also, cross-promoted (on iTunes) via the Options Menu of the Company’s SirVival video game.

In August 2015, the Company announced a new (third) publishing label, Soul and Vibe Books. Soul and Vibe Books is a proprietary publishing label that specializes in the development and launch of digitally distributed electronic books (“e-books” and “interactive storybooks.”) The Company aims to leverage its licensed-brands and internally generated intellectual properties as stand-alone “premium” entertainment app e-books. It is the Company’s intent that these e-books will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. During the twelve months ended December 31, 2015, the Company continued the development of a four-product line of e-books based on the Company’s John Deere licensed brand. The first product in the four-product line was Johnny Tractor and Friends: County Fair. Johnny Tractor and Friends: County Fair was launched on Apple’s App Store for iPhone, iPad, and iPod Touch in September 2015 and on Google’s Google Play and Amazon (for Android devices) in October 2015. The Company launched a second e-book, Johnny Tractor and Friends: Snow Day, in December 2015. During the fourth quarter, the Company continued development on a third e-book. The Company anticipates it will formally announce, and release, this third e-book during the 1st quarter of 2016. The Company anticipates the fourth e-book in the series will be formally announced, and released, during the second quarter of 2016. Ultimately, it is the Company’s intent to localize all four e-books in the line into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of its e-books will be released, albeit on a staggered release schedule, throughout fiscal year 2016; the localized versions of its e-books will be released as title updates via Apple’s App Store, Google’s Google Play, and Amazon.

On November 30, 2015, the Company announced its line of John Deere-branded Johnny Tractor and Friends e-books will be cross-promoted with TOMY International (“TOMY”) toys that are also based on the Johnny Tractor and Friends IP. Commencing in December 2015, and continuing through 2016, TOMY’s line of John Deere-branded Johnny Tractor and Friends toys will feature, within the packaging, a two-sided pack-in poster. The Company’s Johnny Tractor and Friends series of e-books is highlighted on one side of the poster, and a robust selection from TOMY’s diverse line of Johnny Tractor and Friends toys is highlighted on the other. In addition, each of the Company’s Johnny Tractor and Friends interactive storybooks cross-promotes TOMY’s toys via a color full-screen image that appears at the end of each e-book. TOMY’s line of Johnny Tractor and Friends toys are available at Target, Walmart, Toys”R”Us, Amazon, and many other fine retail and online merchants. The Company anticipates that the cross-promotional relationship with TOMY will increase consumer awareness for the Soul and Vibe Books label and its line of e-book products.

As the Soul and Vibe Books label grows, the Company intends to expand its e-book product mix to feature additional lines based on both the Company’s proprietary IPs and other licensed-brands. The Company also anticipates it will pursue a broadening of the supported hardware platforms on which its e-books can be read. The Company anticipates that expanded platform support, and a broadened product mix for the Soul and Vibe Books label, will increase consumer awareness, build IPs, and drive revenue.

These aforementioned releases, across the games, interactive books, and downloadable/streamable music product categories, have begun to generate a degree of revenue for the Company. Our operations to date have been financed by Mr. Chiodo, our sole officer, and independent accredited investors who have entered into private finance transactions with us.

The Company intends to focus its operational strategy on the development of digitally distributed video game, interactive book, and downloadable/streamable music product for a variety of hardware platforms that include: Video game consoles (for example: Xbox 360 and PlayStation 3), mobile (for example: Apple iOS, Android, and Windows hand-held/portable devices), augmented reality/wearable tech devices (for example: HTC Vive, Vuzix-branded hardware, and Oculus Rift), personal computers (such as PC and Mac), and browser-based social media platforms, such as Facebook. Our video game products are also anticipated to be released on portable video game consoles (for example: Nintendo 3DS and PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Our music products are also anticipated to be accessible on internet-enabled video game consoles (for example: Spotify via the PlayStation Network and Microsoft Groove via Xbox Live on Xbox One.) The Company wishes to emphasize: Individual products will be designed for specific hardware platforms and that not all products will be ultimately released on all hardware platforms.

Most of the Company’s products are expected to be digitally distributed (via download) through a “First Party” distribution store (for example: Facebook, Microsoft Corporation’s Marketplace, Apple Inc.’s App Store, Google’s Google Play, Amazon, etc.). Some of the Company’s products may bear licensed-brands through which there is potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

The Company’s products are focused within three core areas: Licensed-brand games and Apps (inclusive of e-books), internally-generated intellectual property (“IP”) based games, e-books, and music, and so-called “Pick-Ups.” Pick-ups are products developed (and financed) by independent software/content developers located throughout the world. Oftentimes, these independent software/content developers are looking for a publishing partner such as the Company as they tend to: (i) lack the marketing/publicity infrastructure and relationships to properly bring a game to market, (ii) need to partner with a company in possession of platform-specific publishing licenses, and/or (iii) require some additional capital to complete the development cycle. The Company can acquire the products created by these independent software/content developers for either a flat fee or a combination of a flat fee and a small “back-end” royalty that is payable once the Company recoups its costs. Pick-ups could be beneficial for the Company as they represent products that can often be quickly brought to market and subsequently fill in the gaps between the releases of the “bigger” licensed-brand and internally-generated IP-based products. This allows the Company to establish a recurring release calendar that: (i) more-evenly distributes revenues across a fiscal year and (ii) provides a steady stream of content for our users and games industry media to talk about, thus reinforcing our Soul and Vibe brand as a publishing label. It is anticipated that a large portion of the Company’s product portfolio in fiscal year 2016 onward may be comprised of pick-up opportunities.

We have sustained losses from operations in each fiscal year since our inception, and we expect these losses to continue for the indefinite future, due to our substantial investment in research and development, attorneys’ fees and expenses, and consultants’ fees. During the twelve months ended December 31, 2015, the Company realized a net loss of $2,160,946 compared with a net loss of $2,121,633 for year ended December 31, 2014. As of December 31, 2015, the Company had a working capital deficiency of $2,396,130 and a shareholder’s deficit of $1,998,993.

Video games the Company intends to develop from concepts and publish as final products

Our projected video game product portfolio consists of games and Apps based on the marks of our licensed-brand partner, the John Deere Company, and internally-generated Soul and Vibe IP-based games, such as “Bugaboo,” a virtual-pet game that may bear a licensed-brand, “The Dragon Wars,” “Grimwhiskers,” and “Last Day On Earth” (L.D.O.E.).

The products that comprise the Company’s video game and interactive book product portfolio are in pre-production. Specifically:

John Deere. The Company’s line of John Deere-branded video games and entertainment Apps will continue to be based on our licensor’s extensive line of agriculture, construction, forestry, and personal vehicle products.

As of December 31, 2015, the Company has released two e-book products based on John Deere’s proprietary character set, Johnny Tractor and Friends. Two more Johnny Tractor and Friends e-book products are currently in active development; it is anticipated these two additional John Deere-branded e-books will be formally announced, and launched, in the first and second quarters of 2016. The Company’s John Deere-branded e-books have been published under the Soul and Vibe Books label via Apple’s App Store, Google’s Google Play, and Amazon.

The Company is, also, developing a John Deere-branded video game product, John Deere: Pocket Farm, that it anticipates it will formally release during the third quarter of 2016. It is anticipated that the Company’s forthcoming John Deere-branded video game will be released for play on iOS and Android platform mobile devices, Apple TV, and social media platforms.

Bugaboo. Bugaboo is an action-puzzle game for consoles, mobile devices, and personal computers. The core play mechanic is Shadow Weaving: Shape and/or sneak through pockets of darkness, pilfer the property of others through a combination of movement, gadgets, and stealth, and escape the scene of the crime under the pressure of time.

Bugaboo is an internally-generated Soul and Vibe IP whose primary character set and backstory were introduced to users in its action-platform/runner game, SirVival. SirVival launched on Facebook, Apple’s App Store, and Google’s Google Play during the third quarter of 2015. (Subsequently, in the first quarter of 2016, the Company’s Soul and Vibe Music label published a multi-track music single that was branded by the Company’s Bugaboo IP as a potential revenue-generating marketing vehicle for both the currently available SirVival and forthcoming Bugaboo video games.) The formal Bugaboo video game project has a projected development schedule of 16 months. The externally contracted software development team selected for the Bugaboo project can hire contingent staff to increase development capacity should it be deemed appropriate to do so. Bugaboo has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Bugaboo” in 2017. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

Bugaboo has had high-level feature/content scope reviews with independently owned-operated software development teams located all over the world. Based on the high-level feature/content scope reviews that have been conducted with the Company’s prospective development partners for the product, it is estimated to cost approximately $1.2M to develop and bring Bugaboo to market. As of the fourth quarter 2015, the Bugaboo project has been revised to include support for mobile devices and Apple TV.

Virtual-Pet Game. A virtual-pet game that stars man’s best friend. It appeals to dog fans of all ages, both casual and enthusiastic. The Company is pursuing a licensed brand for this title. The Company will disclose the licensed-brand partner once it has been signed.

The Virtual-Pet Game has a projected development schedule of 12 months. Contingent upon the timing of financing and working off of a staggered development calendar, the Company anticipates a release in late 2017. The Virtual-Pet Game has a conceptual treatment that was presented to Microsoft and to Sony as part of the process for securing our publishing licenses. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows are contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

The Dragon Wars. A band of heroic warriors and a mob of monstrous villains battle it out in the skies and on the ground for the ultimate control of a fantastical world in “The Dragon Wars” (which is a working title), a character-driven battle game for consoles, mobile devices, and personal computers. Stylistically, it combines over-the-top characters reminiscent of classic 1980s 6” action figure-based toy lines with The Lord of the Rings-esque dynamic ground battles.

The Dragon Wars is an internally-generated Soul and Vibe IP. Contingent upon the timing of financing and working off of a staggered development calendar, the Company anticipates a release in 2018. The Dragon Wars has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

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

Larva Game Studios. In July 2013, the Company announced a development relationship with the Mexico-based software development company, Larva Game Studios (“Larva.”) Larva is the formally announced developer of two games for Soul and Vibe.

Grimwhiskers. A band of ne’er-do-well pirates is on a quest to recover their most prized possession, their ship, from a diabolical and seemingly smarter enemy in Grimwhiskers (which is a working title) a side scrolling, action game for consoles, mobile devices, and personal computers.

Grimwhiskers is an internally-generated Soul and Vibe IP with a projected development schedule of 14 months. Contingent upon financing and based on a staggered release, we anticipate a release in 2017. Larva, as an externally contracted software development team can hire contingent staff to increase development capacity should it be deemed appropriate to do so.) Grimwhiskers has a conceptual treatment that was presented to Microsoft and Sony as part of the process for securing our publishing licenses. Contingent upon the timing of financing, the Company presently intends to launch “Grimwhiskers” in 2017. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule. As of the fourth quarter 2015, the Grimwhiskers project has been revised to include support for mobile devices and Apple TV.

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

Last Day on Earth is an internally-generated Larva Game Studios IP with a projected development schedule of 12 months. We anticipate a release in 2017. Larva, as an externally contracted software development team can hire contingent staff to increase development capacity should it be deemed appropriate to do so. Contingent upon the timing of financing, the Company presently intends to launch “Last Day on Earth” in 2017. The marketing of the title would be rolled out across a pre-launch, launch, and post-launch window. Each window is approximately three (3) months; the timing of these windows is each contingent upon financing and, based on the timing of that financing, the associated product development schedule.

Both Grimwhiskers and Last Day on Earth were originally slated to be developed for the Company as part of an incentive driven finance program for the motion picture and video and computer games industries offered by the Mexican government. Larva has attracted an investment of $1M from the Mexican government program. Following a potential $1M match from Soul and Vibe, both Grimwhiskers and Last Day on Earth will be developed; the cumulative price for both games is cheaper than the cost of both games being developed separately elsewhere in the world. In addition to significant development cost savings for the Company, the relationship with Larva represents a strategic advantage for the Company. The relationship for Larva paves the way for new relationship within the emerging Latin American market with developers, distributors, and marketing/publicity channels.

Publishing

Our business is primarily focused on developing, publishing, and marketing video games and entertainment Apps, interactive books, and downloadable/streamable music for multiple hardware platform categories: Console, mobile and augmented reality/wearable tech devices, personal computers, and browser-based social media networks. In regards to console publishing, we have entered into publishing agreements with hardware platform manufacturers such as Microsoft Corporation, Sony (through Sony Computer Entertainment of America, LLC), and, most recently, Nintendo of America. Our publishing agreements with these entities are for non-exclusive licenses, both for the rights to publish and to develop titles for their respective hardware platforms. These agreements form a foundation for our business. We must maintain a license to develop and publish titles for each console platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses are with Microsoft (for the Xbox 360, Windows 8, Windows Live, and Windows Phone), with Sony (for the PlayStation 3 and PlayStation Vita), and with Nintendo of America for the Nintendo 3DS™ system and the Wii U™ system. Our publishing licenses with Microsoft, Sony, and Nintendo require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party hardware manufacturers.

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

In July 2015, the Company became an approved developer and publisher of games for the Nintendo platforms that include: 3DS and Wii U.

On July 29, 2015, we entered into a licensed publisher agreement (the “Nintendo Agreement”) with Nintendo of America (“Nintendo”). Under the Nintendo Agreement, Nintendo granted us a non-exclusive license to develop and publish, through digital distribution channels, and sell software for the Nintendo 3DS™ system and the Wii U™ system from Nintendo, in the United States and Canada.

Licensing

Effective September 2011, Soul entered into a trademark license agreement with Gcom Enterprises, Inc., an affiliate of General Mills, which was scheduled to expire on December 31, 2015, and was subject to extension (the “GM Agreement”). Under the terms of the GM Agreement, the Company was able to develop and publish sports-themed “Wheaties” branded video and computer games as well as games-related content based on General Mills breakfast cereal and food-product mascot intellectual properties (“IP”). A minimum guarantee was due to General Mills in installments; this minimum guarantee was to be offset against the royalties in the mid-single digits payable by the Company to General Mills on the sale of the Company's “Wheaties” branded, and General Mills IP associated, games and games-related content. The foregoing is a summary of the material terms of the GM Agreement and does not purport to be complete. The GM Agreement was disclosed as part of an official filing. The Company has obtained confidential treatment for certain terms of the GM Agreement.

As of December 31, 2015, neither the Company nor Gcom Enterprises, Inc., expressed interest in the two parties extending the license agreement beyond its contractual expiration date. Unfortunately, Gcom Enterprises, Inc. brands did not attract the appropriate capital investment and consumer interest to warrant the continued development of previously announced mass-market General Mills products; shifting areas of focus within General Mills eclipsed the continuance of the licensor relationship with the Company. Because of the expiration of the license agreement with Gcom Enterprises, the previously announced video game project, The Wheaties Challenge, has been subsequently cancelled.

On May 15, 2014 the Company announced the signing of a multi-year licensing agreement to develop and publish new video games, entertainment apps, and digitally-distributed content based on the John Deere brand. Under the agreement, the Company will develop and publish games and entertainment apps based on John Deere’s extensive line of agriculture, construction, forestry, and personal vehicle products/equipment for consoles, mobile devices, personal computers, and social media platforms such as Facebook. The Company also has the rights to develop and publish John Deere-branded virtual apparel and digital items for Avatars, as well as other digitally-distributed content.

As of December 31, 2015, the Company has released two e-book products based on John Deere’s proprietary character set, Johnny Tractor and Friends. Two more Johnny Tractor and Friends e-book products are currently in active development; it is anticipated these two additional John Deere-branded e-books will be formally announced, and launched, in the first and second quarters of 2016. The Company’s John Deere-branded e-books have been published under the Soul and Vibe Books label via Apple’s App Store, Google’s Google Play, and Amazon.

The Company is, also, developing a John Deere-branded video game product, John Deere: Pocket Farm, that it anticipates it will formally release during the third quarter of 2016. It is anticipated that the Company’s forthcoming John Deere-branded video game will be released for play on iOS and Android platform mobile devices, Apple TV, and social media platforms.

Market and Industry

Historically, gaming has meant playing retail purchased physical media (such as DVD/Blu-Ray, Cartridge, SD Card, or UMD) on personal computers and television based and portable video game consoles. The markets and games for the various platforms have often times been as unique as the hardware on which the games were played. But over the last several years, the markets, media, and distribution channels for games have changed.

Starting with the release of what was then identified as the “next-generation” video game consoles (2005), users were given the opportunity to not only interact with players all over the world via the internet, they were empowered to access music, movie, television program, and game content “on demand” from the comfort of their own homes. Personal computer and video game console users also began to experience a convergence of game types. Game genres that historically were played on a dedicated platform began to become platform agnostic, widening the market.

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

Currently, ideas about how game console and mobile products might be able to “talk to one another” are taking shape and being put into practice. The execution of these ideas are expanding play experiences and creating new marketing vehicles and cross-promotional revenue generating mechanisms for games as an entertainment category.

General Market Analysis

The video and computer games industry is very mature when it comes to distributing and marketing content at retail since it is more than 30 years old. However, it is in its infancy when it comes to digitally distributing and marketing the same content.

Snapshot: Video Game Consoles: In 2005, Microsoft launched the Xbox 360 video game console. Leading up to its release, Microsoft claimed that the gaming device would be “online, all the time” thanks to the annual subscription based service, Xbox Live. Ten+ years into its life cycle, the console now plays host to an installed base of over 100 million users (world-wide) who readily purchase both retail and digitally distributed game content. Users can purchase DVD based titles at retail for prices ranging (on average) from $39.99 to $59.99. Best yet, a title’s “shelf life” can be extended via a digital distribution mechanism on Xbox Live. Smaller scope offerings can be downloaded directly to a user’s console for $4.99, $10.99, $14.99, or $19.99. Users can purchase “experience expanding” content packages for retail and digitally distributed games via download as well. Sony (with the PlayStation 3) and Nintendo (with the television-based Wii and Wii U and the portable video game consoles such as DS and 3DS) have subsequently followed suit (2006) with similar content release strategies. In general, the practice of purchasing (with real-world currency) “consumables” (in game items that are used, or consumed, in game) popularized on browser-based and mobile platforms is making its way to consoles.

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

Many of our mobile releases (such as interactive book apps) are expected to be revenue generating marketing vehicles for our brands (both licensed and internally-generated.) Our mobile product development strategy is to create a combination of stand-alone and “Companion” app products. It is anticipated that “Companion” apps (which include the newly entered interactive book category) will expand IP awareness and/or have (as appropriate) cross-platform integration with console and personal computer versions of the Company’s releases. For licensed-brand products, a mix between stand-alone and “Companion” app offerings is the likely strategy. Internally-generated wholly-owned intellectual property will be more “Companion” app focused as part of an effort to transform our properties into self-sustaining entertainment franchises.

•	Monetized Content and Consumables: Soul and Vibe’s stand-alone and “Companion” app products have been released as both “free-to-play” entertainment experiences (with monetized content and “consumables” offerings) and as “premium” (pay to download) products. Typically, the Company’s video games have been released as “free-to-play” entertainment experiences. Monetized content and “Consumables” can be shared across the Company’s console, mobile, and personal computer releases (inclusive of those released on browser-based systems, such as Facebook.) The Company’s interactive books have been released as “premium” products. The Company’s downloadable/streamable music offerings have been released as “premium” products.

•	Supported Mobile Platforms: To date, Soul and Vibe’s products have been published on Apple iOS and Android devices (via Google’s Google Play and Amazon.) The Company is evaluating the Windows platform and intends on supporting the platform as appropriate. Continuing the trend it started with the release of Timeless Gems and SirVival, and on a title-by-title basis thereafter, the Company may continue to integrate support for Facebook in its mobile titles. Facebook support enables social media connectivity across platform versions and it also provides an additional platform on which users can play the game. In addition, where appropriate, the Company may translate products to portable consoles, such as the Nintendo 3DS and the PlayStation Vita, given it is licensed to develop and publish product on those hardware platforms.

²	Apple iOS: Soul and Vibe is an active developer/publisher within Apple’s network and has a live company profile within the App Store marketplace. The Company currently supports the iPhone, iPad/iPad Mini, and desktop/laptop lines of Apple branded hardware through games and games-related content distributed via The App Store. It is anticipated that many of the Company’s iOS platform games may connect to (and be playable on) Facebook, as well. The Company is currently evaluating support for Apple TV, the App Store for iMac desktop computer hardware, and the iPad Pro.

²	Android: Soul and Vibe is an active developer/publisher within Google’s “Google Play” and Amazon’s networks and has live company profiles within the Google and Amazon marketplaces. The Company currently supports Android mobile phones and Android 7, 9, and 10-inch tablets through games and games-related content distributed via The App Store. The Company currently supports Amazon’s Kindle Fire line of products, as well. It is anticipated that many of the Company’s Android platform games may connect to (and be playable on) Facebook, as well.

²	Windows Platform: As noted previously, in addition to its Xbox 360 PLA, Soul and Vibe has secured licensing to develop and publish games and games-related content for the Windows Phone. Soul and Vibe has a separate PLA for the Windows Phone platform. Like Xbox Live (“Live”), the Windows Phone is a “closed” and “managed” platform. There are business and strategic reasons for implementing these features and supporting the platform: Windows Phone product versions can support implementation of Microsoft’s proprietary Avatar game character set and grant the user access to Live, Microsoft’s online gaming service, and Marketplace through which Avatar items can be purchased. It is anticipated that many of the Company’s Windows platform games may connect to (and be playable on) Facebook, as well.

²	Portable Consoles: Where appropriate, the Company may port products to portable consoles, such as the Nintendo 3DS and the PlayStation Vita. PlayStation Vita games can be developed as a cross-platform “companion” and/or “second screen” complement to games on the PlayStation 3 and its successor, the PlayStation 4. It is anticipated that many of the Company’s Windows console titles may connect to (and be playable on) Facebook, as appropriate.

•	Cross-Platform Support: The Company expects to expand consumer awareness for each game franchise, promote interconnectivity between hardware platforms for our games, and amortize development and marketing expenses. Soul and Vibe can interconnect Windows-based phone and tablet versions of its games with the Xbox 360 and its successor, the Xbox One. Similarly, the Company can interconnect Apple iOS and Android device versions of its games with the PlayStation 3 and its successor, the PlayStation 4.

Marketing Strategy

Our marketing strategy focuses on direct interaction with the consumer through social media outlets including the likes of Facebook, Twitter, Instagram, direct-to-consumer advertisements on social networks, hardware platform specific cross-promotional partnerships, and a robust user community built around our products through www.soulandvibe.com. The Company believes that a key to building product and brand awareness is to leverage an array of social networks that includes, but is not limited to, Facebook, Twitter, Pinterest, Instagram, and YouTube. By providing our customers with the means to generate an automatic “status” update post to their user profile, and for their “Friends” to see that customer’s status updates and respond, Soul and Vibe expects to realize the benefit of viral product promotion. Consumer interest is expected to be generated, and the Company hopes that sales will be generated, at minimal cost to the Company. Most of the Company’s catalogue of mobile products currently connect to (and are playable on) social media platforms such as Facebook. All of the Company’s publishing labels, such as Soul and Vibe Interactive, Soul and Vibe Music, and Soul and Vibe Books, as well as all company published products released/revealed through December 31, 2015, have official Facebook and Twitter pages. The Company publishes its iOS platform releases as “Universal Apps,” making a single transaction yield accessible product to be installed on every [applicable] Apple-branded device a user owns.

Through its anticipated support of Windows initiatives (including the Windows 10 initiatives that Microsoft continues to roll out), the Company anticipates it will able to cross promote any/all Companion App versions of its Windows-based products to users based on the particular Windows device they use (inclusive of phones, Surface tablets, Xbox consoles, etc.) The benefits to this cross-promotional effort will include heightened consumer awareness for IP expanding content and monetized consumables for the Windows platform.

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

Sales and Distribution

To date, all of the Company’s products are digitally distributed (via download/streaming) through a “First Party” distribution store (for example: Apple Inc.’s App Store, Google’s Google Play, Amazon, Facebook, iTunes, Spotify, Microsoft Corporation’s Marketplace, etc.) Some of our products bear licensed-brands through which there is great potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with our licensor(s), as well as within social media communities. Some of our products are based on internally generated, wholly owned intellectual properties. Some of our products (depending upon the license attached or the individual internally generated intellectual property) may or may not appeal to select regional territories of the world. The Company will continue to try to acquire “Pick Up” opportunities, games developed by external third party developers for either a flat fee or a fee and a back-end royalty. It is estimated that licensed-brand and Pick Up products may be good candidates for retail distribution.

Whenever possible, and as appropriate, it is anticipated that our video game and interactive book products, and their associated marketing and publicity assets, will be localized into E-F-I-G-S (English, French, Italian, German, and Spanish). As appropriate, through post release product updates, additional languages may be added, starting with Portuguese, Russian, Korean, Japanese, and Chinese. The Company does not have an internal translation staff. The Company hires third party localization firms to manage translations; the Company manages its contracted third party development partners to implement any/all localized assets.

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

Patents, Trademarks and Intellectual Property

Some of our products are based on internally generated intellectual property, whereas others are based on IP governed by third-party licensing agreements between the Company and licensors that allow the Company to develop and sell products using their (usually well known) intellectual properties. Nonetheless, all unique intellectual property generated by the Company including all textual, aural and graphical designs for products (whether or not under a branded license) created by Company employees or its contractors working through work-for-hire agreements executed with the Company, will be owned by the Company. To date, all music content published by Soul and Vibe Music are copyrighted assets of the Company. Each music track is an individual asset identifiable through a proprietary ISRC code. Each EP is identified by a proprietary UPC code, as well. The music content that comprises Soul and Vibe Music releases is recognized by the music identification service, Shazam.

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

Employees

As of the date of this annual report, we have one (1) employee, our Chief Executive Officer. The Company has two consultants performing the roles of Director of Operations and Quality Assurance (“QA”) Manager. The Company is currently compensating these consultants with restricted stock. It is anticipated that these two consultants will become formal employees of the Company upon receipt of appropriate financing.

The Company has assembled a Strategic Advisory Board comprised of subject matter experts from the video and computer games industry. As of December 31, 2015 the Company had seven advisory board members.

Address and Telephone Number

Our executive office is located at 6548 South Big Cottonwood Canyon Road, Suite 200 Salt Lake City, Utah, 84121, and our phone number is (763) 400-8040. Our website, www.soulandvibe.com, contains a description of our company, but such website and the information contained on our website is subject to frequent change and should not be viewed as part of this Annual Report.

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

During the twelve months ended December 31, 2015, the Company realized a net loss of $2,160,946 compared with a net loss of $2,121,633 for the year ended December 31, 2014. As of December 31, 2015, the Company had a working capital deficiency of $2,396,130 and a shareholder’s deficit of $1,998,993. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Our future will depend on our ability to release video and computer games and entertainment apps, interactive books, and downloadable/streamable music within the market place, which requires careful planning of developing products that meets customer standards without incurring unnecessary cost and expense.

The success of our business is highly dependent on being able to predict which new videogame/hardware/distribution platforms will be successful, and on the market acceptance and timely release of those platforms. If we do not accurately predict which new videogame/hardware/distribution platforms will be successful, our financial performance will be materially adversely affected.

We expect to derive most of our revenue from the sale of products for play on videogame/hardware/distribution platforms manufactured by third parties, such as video game consoles, mobile devices, personal computers and browser-based social media platforms such as Facebook. Therefore, the success of our products is driven in large part by the success of new videogame hardware systems/distribution platforms and our ability to accurately predict which systems/platforms will be most successful in the marketplace. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new system/platform. A new system/platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the systems/platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

Technology changes rapidly in our business, and if we fail to anticipate new technologies, the quality, timeliness and competitiveness of our products will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies and/or distribution platforms our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses and adversely affect our operations and financial condition.

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on of our historical performance.

Although our Chief Executive Officer has been engaged in the video game industry for a significant period of time (25 years) we did not begin operations of our current business focusing on the development and publishing of games and games-related content, interactive books, and downloadable/streamable music for consoles, mobile devices, personal computers, and browser-based social media platforms until recently. We have a very limited operating history in our current form, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

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

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the months of November, December, and January. If we miss this key selling period, due to product delays or delayed introduction of a new hardware platform for which we have developed products, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of approximately four to eight years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be immediately offset by increased sales of products for the new platform as the installed base of the new platform needs adequate time to grow. If we fail to deliver our products at the right times, our sales will suffer.

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

Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, have a material adverse effect on our financial condition and results of operations, and result in the loss of an investor’s entire investment.

We rely upon third parties to provide web and email hosting, networking and distribution for our games, and disruption in these services could harm our business.

We currently utilize, and plan on continuing to utilize over the current fiscal year, third party networking providers and distribution partnerships through companies including, but not limited to, Sony Computer Entertainment, Apple, Google, Amazon, and Microsoft, to network and distribute our games and other proprietary technologies. In addition, we utilize a third party web hosting service for our company website and email communications. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

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

Our success depends in part on our ability to offer products and services that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. If the physical merchandise we offer for sale fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory (for retail distributed products). If the digitally distributed merchandise we offer gratis (using a “freemium model,” also known as a “free-to-play” model) or for purchase (using a “premium” model) fails to satisfy customers’ tastes or respond to changes in customer preferences, our downloads and monetized content conversion rates could suffer. The two (2) aforementioned scenarios could depress our profit margins. In addition, any failure to offer products and services in line with customers’ preferences could allow competitors to gain market share, which could harm our business, results of operations, and financial condition.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

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

Our Articles of Incorporation authorize the issuance of up to 750,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 25, 2016, we had 237,642,126 shares of Common Stock and 130,000 shares of Series B Preferred Stock issued and outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing, whether or not in connection with the Purchase Agreement, or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

Through December 31, 2015, our Chief Executive Officer supplied office space to the Company at no charge. In addition, the Company paid approximately $250 per month for virtual office space. Effective January 1, 2016, the Company entered into a lease for professional office space. The Company effectively pays $2,500 in rent, monthly. The Company subsequently cancelled its virtual office space and is no longer incurring any expenses associated with the virtual office space. Future minimum lease commitments under the lease for the years ending December 31 are as follows: $29,491 – 2016 and $30,375 – 2017.

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

Market Information

Our shares of common stock are eligible for quotation on the OTC QB under the symbol “SOUL.” However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth, for the periods indicated, the range of high and low sales prices per share as reported the NASDAQ Stock Market. Our shares of common stock first began trading on October 17, 2012.

On June 25, 2015, the holder of a majority of the shares of Common Stock approved a reverse split of such shares by a ratio of 1 for 40 (the “Reverse Split”). The Company filed the certificate of amendment (the “Certificate”) to its articles of incorporation with the State of Nevada effectuating the Reverse Split on August 20, 2015. The Reverse Split became effective in the State of Nevada on August 25, 2015. The 2015 Reverse Split became effective on the OTC QB on August 25, 2015. As a result of the Reverse Split, each forty (40) shares of Common Stock issued and outstanding prior to the Reverse Split were converted into one (1) share of Common Stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of Common Stock have been proportionally adjusted. All references to common stock have been retroactively restated.

	High	Low
Year 2014
First Quarter	$24.84	$14.90
Second Quarter	$20.60	$4.58
Third Quarter	$6.60	$1.21
Fourth Quarter	$1.56	$0.32

Year 2015
First Quarter	$1.88	$0.70
Second Quarter	$0.88	$0.10
Third Quarter	$0.18	$0.01
Fourth Quarter	$0.03	$0.003

Year 2016
First Quarter through March 25, 2016	$0.006	$0.001

Holders. As of March 25, 2016, there were approximately 29 holders of record of our common stock, which excludes those shareholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Sales of Unregistered Securities. During the three months ended December 31, 2015, there were no sales of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2015, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Note Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

We, and our representatives, may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Annual Report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Overview and Outlook

Victory LG, Inc. was formed in the state of Nevada on January 5, 2011 to provide retail sales of an Energy liquid-gel capsule to the general public. On September 21, 2012, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Soul and Vibe Interactive Inc. (formerly Victory LG, Inc.). The change of the Company’s name to Soul and Vibe Interactive Inc. was intended to align the Company’s name with management’s marketing plan. The Company’s primary business focus and source of revenue moving forward is the development and publishing (sales) of video and computer game software, interactive books, and downloadable/streamable music for consoles, mobile devices, personal computers, and browser-based social media platforms. The Company sells its products through digital distribution channels. The Company's products are a mix of licensed brand and internally generated, wholly owned intellectual properties.

The Company has adopted a fiscal year end of December 31.

Completion of Share Exchange

On February 6, 2013, we completed the acquisition of Soul and Vibe Entertainment, Inc. when we entered into the Agreement with Soul and Vibe Entertainment, Inc. (“Soul”) and, for certain limited purposes, its then sole stockholder. Pursuant to the Agreement, the former stockholder of Soul transferred all of the issued and outstanding shares of common stock to us in exchange for 308,333 newly issued shares of our common stock. As a result of the Exchange, Soul became our wholly owned subsidiary. As of March 8, 2013, the dietary supplement business sector of the Company was discontinued entirely. As a result of the Exchange, the Company’s primary business focus and source of revenue moving forward is the development and publishing (sales) of video and computer game software for home consoles, mobile devices, and personal computers. The Company expects to generate its corporate revenue from the sale of video and computer games. We develop, publish, and digitally distribute interactive entertainment for video game consoles, mobile devices, and personal computers.

The Company intends to focus its operational strategy on the development of digitally distributed video game, interactive book, and music product for a variety of hardware platforms that include: Video game consoles (for example: Xbox 360 and PlayStation 3), mobile (for example: Apple iOS, Android, and Windows hand-held/portable devices), augmented reality/wearable tech devices (for example: HTC Vive, Vuzix-branded hardware, and Oculus Rift), personal computers (such as PC and Mac), and browser-based social media platforms, such as Facebook. Our video game products are also anticipated to be released on portable video game consoles (for example: Nintendo 3DS and PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Our music products are also anticipated to be accessible on internet-enabled video game consoles (for example: Spotify via the PlayStation Network and Microsoft Groove via the Xbox One.) The Company wishes to emphasize: Individual products will be designed for specific hardware platforms and that not all products will be ultimately released on all hardware platforms.

The Company’s products to date have been digitally distributed (via download) through a “First Party” distribution store (for example: Facebook, Microsoft Corporation’s Marketplace, Apple Inc.’s App Store, Google’s Google Play, Amazon, etc.). It is anticipated that the Company’s future products will be digitally distributed, as well. Some of the Company’s products may bear licensed-brands through which there is potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

Market and Industry

Historically, gaming has meant playing retail purchased physical media (such as DVD/Blu-Ray, Cartridge, SD Card, or UMD) on personal computers and television based and portable video game consoles. The markets and games for the various platforms have often times been as unique as the hardware on which the games were played. But over the last several years, the markets, media, and distribution channels for games have changed.

Starting with the release of what was then identified as the “next-generation” video game consoles (2005), users were given the opportunity to not only interact with players all over the world via the internet, they were empowered to access music, movie, television program, and game content “on demand” from the comfort of their own homes. Personal computer and video game console users also began to experience a convergence of game types. Game genres that historically were played on a dedicated platform began to become platform agnostic, widening the market.

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

Currently, ideas about how game console and mobile products might be able to “talk to one another” are taking shape and being put into practice. The execution of these ideas are expanding play experiences and creating new marketing vehicles and cross-promotional revenue generating mechanisms for games as an entertainment category.

Results of Operations

Working Capital

	December 31, 2015	December 31, 2014
Current Assets	$50,446	$43,061
Current Liabilities	2,446,576	1,672,821
Working Capital (Deficit)	$(2,396,130)	$(1,629,760)

Cash Flows

	Twelve months ended	Twelve months ended
	December 31, 2015	December 31, 2014
Cash Flows Used in Operating Activities	$(250,381)	$(419,470)
Cash Flows Used in Investing Activities	(90,807)	(200,962)
Cash Flows Provided by Financing Activities	322,526	531,755
Net Decrease in Cash During Period	$(18,662)	$(88,677)

Balance Sheet

As at December 31, 2015, the Company had total assets of $459,712 compared with total assets of $434,694 as at December 31, 2014. The assets are mainly comprised of cash and capitalized development costs.

The Company had total liabilities of $2,458,705 at December 31, 2015 compared with $1,672,821 as at December 31, 2014. The increase in total liabilities is mainly attributable to an increase in the derivative liability.

Operating Expenses

During the twelve months ended December 31, 2015, the Company incurred operating expenses totaling $1,136,490 compared with $1,652,214 for the year ended December 31, 2014. The decrease in operating expenses is mainly attributable to a decrease in general and administrative expenses as a result of initial operations commencing in the prior year.

During the twelve months ended December 31, 2015, the Company realized net loss of $2,160,946 compared with a net loss of $2,121,633 for the year ended December 31, 2014. The increase in net loss was primarily due to a loss on derivative instruments offset by a decrease in operating expense and a gain on extinguishment of debt.

Plan of Operations

We plan to engage in product development, product release and marketing. Dependent on the timing of appropriate financing, the Company intends to begin development of two proprietary IP-based games and acquire an estimated two “pick up” games from independent software developers. Dependent on appropriate financing, the two proprietary IP-based games are anticipated to be released in 2016 and the two “pick-up” games are expected to be released in the second half of 2016. The Company, as a publisher, intends to release each game under the label “Soul and Vibe.” Prior to release, the Company intends to develop and execute a marketing and publicity plan designed to produce a testing plan for each title. As, and when each game has been internally approved by the Company’s in-house Quality Assurance (testing) department, it will be submitted to the hardware platform manufacturer (as appropriate) for review and approval. Assuming approval is granted, the title(s) will either be propped to their servers for consumer purchase (download) or sent to a replicator (for physical product). As part of executing this plan, the Company expects to invest, subject to being able to raise the requisite financing, in capital equipment that will be needed to bring the products to market. This is inclusive of development and testing equipment and general hardware for marketing and production management. As the number of products the Company publishes increases, the staff of the Company is expected to increase commensurately. The Company presently anticipates that the staff increases will fall in the following categories: Quality Assurance (testing), marketing and public relations and production management along with the likely integration of consultants in the areas of consumer marketing and sales (to drive digital product downloads and/or at retail for retail placement of product). In addition, the Company intends to undertake and execute marketing and PR initiatives for the Company and the products it intends to release from its newly established professional office space in Salt Lake City, Utah. If the Company is successful in raising the requisite financing in the future, it will: (i) pursue continued development of multiple projects that will be released on multiple hardware platforms and (ii) publish them in a “staggered” release.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, the Company had a cash balance of $7,090 and a working capital deficit of $2,396,130 compared with a cash balance of $25,752 and working capital deficit of $1,629,760 at December 31, 2014. The decrease in working capital is mainly due to an increase in the derivative liability and accrued expenses.

Cash Flows from Operating Activities

During the year ended December 31, 2015, the Company used $250,381 of cash in operating activities compared with use of $419,470 of cash in operating activities during the year ended December 31, 2014. The decrease in the use of cash for operating activities is mainly attributable to an increase in accrued expenses.

Cash Flows from Investing Activity

During the year ended December 31, 2015, the Company used $90,807 of cash in investing activities compared with $200,962 of cash used during the year ended December 31, 2014. The decrease in cash used in investing activities is mainly due to a decrease in cash paid for capitalized development costs.

Cash Flows from Financing Activities

During the year ended December 31, 2015, the Company received $322,526 of cash from financing activities compared with the receipt of $531,755 of cash during the year ended December 31, 2014. The cash provided by financing activities is mainly due to proceeds from issuance of common stock and warrants for cash as well as the issuance of convertible debentures. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs, and general and administrative expenses.

During September 2014, the Company received a total of $200,000 in exchange for a Convertible Debenture with a maturity value of $210,667, due in June of 2015. The Debenture accrues interest at a rate of approximately 10% per annum, is convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price (or a 40% discount to market) for the ten trading days immediately preceding the conversion date.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $183,667 of previously outstanding convertible debenture balance and $67,132 of accrued interest to an unrelated third party. The exchange note was issued with a maturity value of $250,799, is due in March 2016, bears 10% interest and is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price (or a 40% discount to market) during the 10 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. During 2015, the note principal of $89,003 was converted into approximately 4,030,000 shares of the Company’s common stock. As noted in the paragraph below, the outstanding balance of this note, after the exchange, is $76,411 at December 31, 2015.

During October 2015, a portion of the note listed above was exchanged, valued at $85,384, to a different accredited investor in substitution for $85,384 of previously outstanding convertible note principal to an unrelated third party, pursuant to a new exchange agreement. The new exchange note was issued with a maturity value of $85,384, is due on May 2017, bears 10% interest and is convertible into shares of the Company at a rate equal to 50% of the average of the three lowest trading prices (or a 50% discount to market) during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates two conversion limitations. The first conversion limitation stipulates that the new exchange note holder has an exclusive option to purchase the remaining balance of the original exchange note. During the exclusivity period, the original exchange note holder may not convert the outstanding balance of its note with the Company for 90 days. The second conversion limitation stipulates that the original exchange note holder may not convert the outstanding balance of its separate note with the Company, the “April Debenture,” that originated in May of 2015, for 90 days following the execution of the new exchange note. In October 2015, the note had an outstanding balance of $83,323 at which time the Company amended the note to increase the principal amount to $100,000 and decrease the interest rate to 4% and to waive all accrued interest outstanding. In November 2015, the note was amended to further decrease the interest rate to 2% and to waive all accrued interest outstanding. During December 2015, $26,316 of the outstanding balance was sold to an unrelated third party (Rock Capital) for $26,316. In total, $21,847 of the note was converted into approximately 10,389,000 shares during 2015 and has an outstanding balance of $53,897 at December 31, 2015.

As noted in the paragraph above, during December 2015, Rock Capital purchased $26,316 from an accredited investor in exchange for a Convertible Note with a principal balance of $26,316. Interest on the note accrues at the rate of 2% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 50% of the lowest trade price (or a 50% discount to market) occurring during the 25 trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. The note has an outstanding balance of $26,316 as of December 31, 2015.

On February 3, 2015 (the “Issuance Date”), the Company completed the closing of a private placement financing transaction (the “Transaction”) with an accredited investor (the “OID Investor”), which purchased a Convertible Note (the “OID Note”) in the aggregate principal amount of up to $400,000 due two (2) years from the Issuance Date (the “Maturity Date”), and received gross proceeds of $50,000, excluding transaction costs, fees and expenses. The OID Note carries an original issue discount (the “OID”) of ten percent (10%). The Company was therefore obligated to pay the OID Investor an aggregate of $55,555 (the “Principal Sum”) on the Maturity Date. During the fourth quarter 2015, the note was fully converted into approximately 16,512,000 shares; subsequent to December 31, 2015 the Company and the OID Investor agreed to retire the note in its entirety, which reduced the potential for additional derivative liability being added to the Company’s balance sheet.

On March 17, 2015, for aggregate consideration of up to $267,500 (the “Consideration”), the Company issued a Convertible Note (the “BLE Note”) in the original principal amount of up to $294,250 (the “Original Principal Amount”) to Black Mountain Equities, Inc., an accredited investor (“BLE”). The Original Principal Amount carries an original issue discount of $26,750. The Company received $53,500 in initial consideration from the BLE Note upon execution with an initial discount of $5,350. The maturity value of the note is $58,850 due in March 2017. The BLE Note bore a one-time interest charge of 10% that was applied to the Original Principal Amount upon issuance of the BLE Note.

During September 2015, Black Mountain Equities, Inc., issued two exchange notes, $33,850 and $25,000 to two different accredited investors in substitution for $58,850 of previously outstanding convertible note principal to unrelated third parties, pursuant to exchange agreements discussed in the notes detailed below.

The first of the exchange notes was issued with a maturity value of $33,850, is due in March 2017, bears 10% interest and is convertible into shares of the Company at a rate equal to 60% of the average of the three lowest trading prices (or a 40% discount to market) during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. In October 2015, the note had an outstanding balance of $25,243 at which time the Company amended the note to increase the principal amount to $31,854 and decrease the interest rate to 2% and to waive all accrued interest outstanding. During October 2015, $25,000 of the outstanding balance was sold to an unrelated third party (BME Holdings) for $25,000. In November 2015, the note was amended to decrease the interest rate to 1% and to waive all accrued interest outstanding. As of December 31, 2015, the note has an outstanding balance of $4,059. Subsequent to year-end, the holder of the note reduced the equity amount from 9.99% to 4.99% through an equity blocker agreement.

As noted in the paragraph above, the first exchange note that was purchased by BME Holdings has an outstanding balance of $25,000 as of December 31, 2015, is due in March 2018 and bears 1% interest. In November 2015, the conversion price for the note was amended to a rate equal to 50% of the lowest one trading price (or a 50% discount to market) during the 25 consecutive trading days immediately preceding the conversion date.

The second of the exchange notes was issued with a maturity value of $25,000, is due in March 2017, bears 10% interest and is convertible into shares of the Company at a rate equal to 60% of the average of the three lowest trading prices (or a 40% discount to market) during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. In October 2015, the note had an outstanding balance of $16,702 at which time the Company amended the note to increase the principal amount to $23,314 and decrease the interest rate to 2% and to waive all accrued interest outstanding. During October 2015, the $23,314 outstanding balance was sold to an unrelated third party (BME Holdings). In November 2015, the note was amended to decrease the interest rate to 1% and to waive all accrued interest outstanding. There is no outstanding balance on the note as of December 31, 2015 as it was sold to BME Holdings. Subsequent to year-end, the holder of the note reduced the equity amount from 9.99% to 4.99% through an equity blocker agreement. The second exchange note that was purchased by BME Holdings for $23,314, and was due in March 2018, had an interest rate of 1%. The note was fully converted into approximately 8,016,000 shares. There is no outstanding balance on the note as of December 31, 2015.

During November 2015, the Company issued a $5,000 note, without any consideration, which does not accrue interest and is due in November 2017. The note is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price (or a 40% discount to market) during the 25 consecutive trading days immediately preceding the conversion date. At December 31, 2015, the note had an outstanding balance of $5,000.

During March 2015, the Company issued an exchange note to an accredited investor in substitution for $105,000 in principal and $5,293 in interest of previously outstanding convertible note principal (the “Individual Friends and Family Note”) to an unrelated third party, pursuant to an exchange agreement. The exchange note was issued with a maturity value of $110,293 is due in March 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the three lowest trading prices (or a 35% discount to market) during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal was converted into approximately 730,000 shares during 2015. There is no outstanding balance as of December 31, 2015.

During March 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $52,500. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices (or a 40% discount to market) occurring during the 15 trading days immediately preceding the conversion date. During 2015, $26,400 of the balance was converted into approximately 7,754,000 shares of stock in the current year and the note has an outstanding principal balance of $26,100 as of December 31, 2015. In early October, the Company received $26,000 from the accredited investor in exchange for a Convertible Note with a principal balance of $28,000. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of installment and is convertible using a conversion price of the average of 60% (or a 40% discount to market) of the three lowest trade prices occurring during the 15 trading days immediately preceding the conversion date. As of December 31, 2015, the note carried a balance of $28,000.

During April 2015, the Company received $50,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $53,500. (This note is referred to as the “April Debenture” in the Convertible Debentures section, below.) Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices (or a 40% discount to market) occurring during the 25 trading days immediately preceding the conversion date. The outstanding balance of the note is subject to a 90 day “lock-out” during which the note holder is prevented from any further conversions against the note, as per the aged debt purchase agreement that was executed in October 2015 (as detailed earlier in this section of the document.) During 2015, $11,344 of the note was converted into approximately 4,295,000 shares and has an outstanding balance of $42,156 at December 31, 2015.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $27,778 in principal and $4,246 in interest of previously outstanding convertible note balance (the “Grouped Friends and Family Notes”) to an unrelated third party, pursuant to an exchange agreement. (The July 2013 Convertible Note and two of the August 2013 Convertible Notes were included in this exchange.) The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices (or a 35% discount to market) during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. Note principal was fully converted into approximately 525,000 shares during 2015. There is no outstanding balance as of December 31, 2015.

During June 2015, the Company received $40,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $45,000. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices (or a 40% discount to market) occurring during the 25 trading days immediately preceding the conversion date. During 2015, $3,500 of the note was converted into approximately 1,517,000 shares and had a balance of $41,500 as of December 31, 2015.

During September 2015, for aggregate consideration of up to $105,000 (the “Consideration”), the Company issued a Convertible Note (the “TJC Note”) in the original principal amount of $28,000 (the “Original Principal Amount”). During November 2015, the Company received an additional $10,000 from this note. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 60% of the three lowest trade prices (or a 40% discount to market) occurring during the 25 trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. As of December 31, 2015, the note had an outstanding balance of $38,000.

During October 2015, the Company issued an exchange note to a consultant, without any consideration, for the value of $50,000 in consulting services. The note was issued with a maturity value of $50,000, is due in April 2016, bears an interest rate of 2% and is convertible into shares of the Company at a rate equal to 60% of the average of the lowest trading price (or a 40% discount to market) during the 20 consecutive trading days immediately preceding the conversion date. As of December 31, 2015, the note had an outstanding balance of $50,000.

During December 2015, the Company received $10,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $11,500. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 50% of the lowest trade price (or a 50% discount to market) occurring during the 25 trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. As of December 31, 2015, the note had an outstanding balance of $11,500.

During December 2015, the Company received $25,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $28,500. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of the average of 50% of the three lowest trade prices (or a 50% discount to market) occurring during the 25 trading days immediately preceding the conversion date. As of December 31, 2015, the note had an outstanding balance of $28,500.

During 2015, the Company paid an amount due of $2,500 to an officer of the Company. The amount was unsecured and bore no interest.

On April 24, 2015, the Company entered into a promissory note for $42,080. The note carries an interest rate of 5%. The note requires monthly payments of $2,000 and matures in April 2016. The note is personally guaranteed by the chief executive officer of the Company. The outstanding balance of the note at December 31, 2015 is $27,580.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. Our intended source of future cash flow to fund our growth model until we are able to establish profitable operations will be through additional debt and equity offerings.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2016. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to use when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included a paragraph in their report on our financial statements for the year ended December 31, 2015 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

For the Company’s games and entertainment apps (such as e-books) payment is remitted to the Company every two weeks, monthly, or quarterly (depending upon the payment policies of the individual digital merchant/portal service). Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a monthly basis. On average, between thirty (30) to forty-five (45) days following the end of a month, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.  The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2015 and 2014, the Company had a $1,313,673 and $1,081,318 of derivative liabilities, respectively.

Internal-Use Software Development Costs

In accordance with ASC 350, Intangibles - Goodwill and Other Internal-Use Software, the Company capitalizes all game software development costs once upon reaching the application development stage, management has authorized and committed funding to the project and it is probable that the project will be completed. Costs that are capitalized are mainly in the form of fees paid to consultants in the form of cash and common stock of the Company. General and administrative costs and overhead are not capitalized as cost of internal-use software. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use, generally after all substantial testing is completed. As of December 31, 2015 and 2014, the Company has capitalized $515,155 and $429,405, respectively, in internal-use software development costs which includes accumulated amortization of $116,475 and $45,704 as of December 31, 2015 and 2014, respectively. Two projects, Timeless Gems and Striker Rush: Championship Edition, were developed, completed, and placed into service as of December 31, 2014. Three packages of expansion content were developed, and released, for Timeless Gems throughout 2014 and 2015. A third game, SirVival, was acquired by the Company in the fourth quarter of 2013. Development on the title commenced through the game’s launch during the third quarter of 2015. Two interactive storybooks, Johnny Tractor and Friends: County Fair and Johnny Tractor and Friends: Snow Day, were developed and launched during the third and fourth quarters of 2015. A third interactive storybook, which has not been formally announced as of December 31, 2015, entered active development during the fourth quarter of 2015.

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

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of financial instruments other than derivative liabilities approximate their current fair values because of their nature and respective maturity dates or durations. Derivative liabilities are measured at fair value. The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2015 and 2014:

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,313,673	$1,313,673

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,607,969 and a working capital deficit of $2,396,130 at December 31, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Soul and Vibe Interactive, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soul and Vibe Interactive, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

We have audited the accompanying balance sheet of Soul and Vibe Interactive, Inc. as of December 31, 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soul and Vibe Interactive, Inc. as of December 31, 2015, and the results of its operations, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, the Company has negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 1, 2016

Soul and Vibe Interactive Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS

Current Assets
Cash	$7,090	$25,752
Accounts Receivable	463	3,619
Debt Issue Cost	11,443	6,190
Prepaid Expenses	31,450	7,500

Total Current Assets	50,446	43,061

Fixed Assets
Furniture and Equipment	14,526	9,470
Accumulated Depreciation	(3,940)	(1,538)

Total Fixed Assets	10,586	7,932

Other Assets
Development Costs, net of accumulated amortization of $116,475 and $45,704 as of December 31, 2015 and 2014, respectively	398,680	383,701

Total Assets	$459,712	$434,694

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$430,512	$346,928
Related party payable	22,068	-
Accrued expenses	470,901	33,113
Accrued interest, related party	-	1,458
Note payable, related party	-	2,500
Note payable	27,580	-
Convertible note payable, related party, net of discount of $0 and $324 as of December 31, 2015 and 2014, respectively	-	9,676
Current portion of convertible debentures, net of discount of $160,325 and $135,617 as of December 31, 2015 and 2014, respectively	181,842	197,828
Derivative liability	1,313,673	1,081,318

Total Current Liabilities	2,446,576	1,672,821

Long-term portion of convertible debentures, net of discount of $102,143 and $0 as of December 31, 2015 and 2014, respectively	12,129	-

Total Liabilities	2,458,705	1,672,821

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of December 31, 2015 and 2014	130	130
Common Stock, $0.001 par value, 750,000,000 authorized, 60,840,309 and 926,087 issued and outstanding as of December 31, 2015 and 2014, respectively	60,840	926
Common Stock Held in Escrow	(25)	-
Additional Paid-in Capital	4,548,031	3,207,840
Accumulated Deficit	(6,607,969)	(4,447,023)

Total Shareholder's Deficit	(1,998,993)	(1,238,127)

Total Liabilities & Shareholder's Deficit	$459,712	$434,694

The accompanying notes are an integral part of these consolidated financial statements

Soul and Vibe Interactive Inc.

Consolidated Statements of Operations

	December 31,
	2015	2014

Revenues	$6,547	$62,428
Cost of Sales	(87,775)	(63,732)

Gross Loss	(81,228)	(1,304)

Operating Expenses
General & Administrative	705,012	469,453
Professional Fees	431,478	1,182,761

Total Operating Expenses	1,136,490	1,652,214

Operating Loss	(1,217,718)	(1,653,518)

Other Income (Expense)
Gain (Loss) on Derivative	(1,445,953)	30,870
Gain (Loss) on Extinguishment of Debt	918,890	(76,360)
Interest Expense	(416,165)	(422,625)

Total Other Income (Expense)	(943,228)	(468,115)

Loss before Income Taxes	(2,160,946)	(2,121,633)

Income Taxes	-	-

Net Loss	$(2,160,946)	$(2,121,633)

Basic and Diluted Loss per Share	$(0.23)	$(3.42)

Weighted Average Shares Outstanding	9,487,504	621,066

The accompanying notes are an integral part of these consolidated financial statements

Soul and Vibe Interactive Inc.

Consolidated Statement of Changes in Shareholder's Deficit

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Held in Escrow	Additional Paid- in Capital	Accumulated Deficit	Total Shareholder's Deficit
Balance at December 31, 2013	130,000	$130	397,971	$398	$-	$683,789	$(2,325,390)	$(1,641,073)

Common stock issued for cash	-	-	55,998	56	-	375,299		375,355
Common stock issued for services	-	-	187,897	188	-	588,391		588,579
Common stock issued for prepaid expenses	-	-	64,294	64	-	315,262		315,326
Common stock issued for software development costs	-	-	40,983	41	-	58,624		58,665
Cashless exercise of warrants	-	-	6,944	7	-	(7)		-
Converted debenture principal and accrued interest	-	-	172,000	172	-	1,030,574		1,030,746
Warrants issued upon refinance of debt recorded as debt discount	-	-	-	-	-	22,941		22,941
Warrants issued for services	-	-	-	-	-	39,674		39,674
Contribution of wages, interest and rent by officer	-	-	-	-	-	93,293		93,293

Net loss	-	-	-	-	-	-	(2,121,633)	(2,121,633)

Balance at December 31, 2014	130,000	$130	926,087	$926	$-	$3,207,840	$(4,447,023)	$(1,238,127)

Common stock issued for services	-	-	57,225	57		56,708	-	56,765
Common stock issued for prepaid expenses	-	-	63,533	64	-	71,036	-	71,100
Converted debenture principal and accrued interest	-	-	59,739,841	59,740		1,061,503	-	1,121,243
Common stock issued as compensation	-	-	28,000	28		32,132	-	32,160
Warrants issued for compensation	-	-	-	-	-	118,787	-	118,787
Common stock issued into escrow	-	-	25,000	25	(25)	-	-	-
Common stock issued for reverse stock split	-	-	623	-	-	25	-	25

Net income	-	-	-	-		-	(2,160,946)	(2,160,946)

Balance at December 31, 2015	130,000	$130	60,840,309	$60,840	$(25)	$4,548,031	$(6,607,969)	$(1,998,993)

The accompanying notes are an integral part of these consolidated financial statements

Soul and Vibe Interactive Inc.

Consolidated Statements of Cash Flows

	December 31,
	2015	2014

Cash Flows from Operating Activities
Net Loss	$(2,160,946)	$(2,121,633)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,403	1,347
Amortization of debt issuance costs	4,536	11,099
Amortization of debt discount	315,098	362,259
Amortization of software development costs	70,771	45,704
Wages and interest contributed to capital	-	93,293
Common stock issued for services	56,765	628,253
Gain (loss) on derivative	1,445,953	(30,870)
Gain (loss) on extinguishment of debt	(918,890)	76,360
Common stock and warrants issued as compensation	150,946	-
Changes in Operating Assets and Liabilites:
Decrease in accounts receivable	3,156	(3,619)
Decrease in prepaid expenses	97,150	307,826
Decrease in debt issuance costs	3,711	-
Increase in accounts payable	146,383	165,085
Increase in accrued expenses	532,583	45,426

Net cash used in operating activities	(250,381)	(419,470)

Cash Flows from Investing Activities
Purchased of fixed assets	(5,057)	(6,722)
Cash paid for development costs	(85,750)	(194,240)

Net cash used in investing activities	(90,807)	(200,962)

Cash Flows from financing activities
Repayment of related party notes payable	(2,500)	(33,600)
Repayment of notes payable	(14,500)	-
Payment of debt issuance costs	-	(10,000)
Proceeds from the issuance of convertible debenture and notes payable	339,500	200,000
Proceeds from sale of common stock and warrants, net of offering costs	-	375,355
Stock issued for true-up reverse stock split	26	-

Net cash provided by financing activities	322,526	531,755

Net decrease in cash	(18,662)	(88,677)

Cash Balance at Beg of Period	25,752	114,429
Cash Balance at End of Period	$7,090	$25,752

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Capital stock issued for software development costs	$-	$58,665
Software development costs financed by accounts payable	$-	$7,500
Accrued interest converted to capital stock	$14,074	$26,760
Debenture principal converted to capital stock	$419,982	$368,422
Debt discount removed upon extinguishment of debt	$282,266	$104,415
Derivative liability removed upon extinguishment of debt	$1,917,734	$663,619
Capital stock issued for prepaid expenses	$71,100	$315,326
Warrants issued upon refinance of debt recorded as debt discount	$-	$22,941
Fair value of derivative conversion option recorded as debt discount	$-	$200,000
Discount on issuance of convertible debenture and notes payable	$13,500	$10,667
Notes issued for interest	$5,000	$-
Notes for services	$92,080	$-
Accrued interest converted to principal	$76,671	$-
Original issue discount	$18,406	$-
Stock in escrow	$25	$-

The accompanying notes are an integral part of these consolidated financial statements

Soul and Vibe Interactive Inc.

Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Soul and Vibe Interactive Inc. (“the Company”) was incorporated in the state of Nevada on January 5, 2011 (“Inception”). The Company’s primary business focus and source of revenue is the development and publishing (sales) of games, interactive books, and downloadable/streamable music for digital devices. We develop, publish, and digitally distribute interactive entertainment (games and interactive books) for video game consoles, mobile and augmented reality/wearable tech devices, personal computers, and social-media platforms.  We develop, publish, and digitally distribute music for play on digital devices through downloadable/streamable channels that include, but are not limited to, the likes of: Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music, Beats/MediaNet, and Microsoft Groove. The music service Shazam, also, recognizes Soul and Vibe Music products. The Company primarily sells its products through digital distribution channels. To date, the Company's products have been a mix of licensed brand and internally generated, wholly owned intellectual properties.

Principles of Consolidation

The accompanying consolidated financial statements included herein have been prepared by Soul and Vibe Interactive Inc. (“SVI”) and its wholly owned subsidiary Soul and Vibe Entertainment, Inc., a Nevada corporation (“Soul,” and collectively with SVI, the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2015 and 2014, the Company had a $1,313,673 and $1,081,318 of derivative liabilities, respectively.

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

The Company’s financial instruments consist principally of cash, accounts payable, notes, convertible notes, accrued liabilities and derivative liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of financial instruments other than derivative liabilities approximate their current fair values because of their nature and respective maturity dates or durations. Derivative liabilities are measured at fair value. The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2015 and 2014:

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,313,673	$1,313,673

December 31, 2014:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$1,081,318	$1,081,318

Revenue Recognition

The Company primarily digitally distributes its products through (an) online merchants / portal service(s). The Company recognizes revenue at the “on demand” point of sale by the customer and recognizes a receivable. (For the purposes of digital distribution, customer is equivalent to end consumer.) The portal service(s) track product sales on a daily / near-daily basis.

For the Company’s games and entertainment apps (such as e-books) payment is remitted to the Company every two weeks, monthly, or quarterly (depending upon the digital merchant / portal service). Ownership of product is transferred to the customer with a no refund, no return policy, as set by the online portal service(s). For retail distributed products (pick-ups and select licensed-brand games), the Company recognizes revenue through traditional retail "sell-in" and "sell-through." Receivables are logged based on "sell-through" reports from retailers and distributors. Based on the distributor, product sales are tracked on a monthly basis. On average, between thirty (30) to forty-five (45) days following the end of a month, the distributor remits payment to the Company. Ownership of product is transferred to the customer (end user) with a no refund, no return policy, as set by individual retailers.

For the Company’s music releases (soundtracks and multi-track singles) it receives sales reports three months following any given month’s end. Earned revenue is collected by the Company’s aggregator and the Company, at its own discretion, can request the earned funds be deposited into its proprietary PayPal account at a time of its own choosing.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. The Company has incurred advertising and promotion costs for the years ended December 31, 2015 and 2014 of $37,169 and $184,632, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net income adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) guidance on stock based compensation upon inception at January 5, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Income Taxes

The Company accounts for income taxes in accordance with the FASB Topic ASC 740, “Income Taxes.” We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

In November 2015, FASB issued ASU No. 2015-17, which amended the Income Taxes (Topic 740) of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The amendments will be effective for consolidated financial statements issued for annual periods beginning after December 15, 2017 with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Reclassifications

The presentation of certain items in the consolidated financial statements for the year ended December 31, 2014 has been changed to conform to the classifications used in 2015. These reclassifications had no effect on stockholders' equity or net income as previously reported.

Development Costs

The Company capitalizes all game software development costs once upon reaching the application development stage, management has authorized and committed funding to the project and it is probable that the project will be completed. Costs that are capitalized are primarily fees paid to consultants in the form of cash and common stock of the Company. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use, generally after all substantial testing is completed. As of December 31, 2015 and 2014, capitalized software development costs totaled $515,155 and $429,405 respectively.

Capitalized software development costs are amortized over the estimated useful life of 5 years, using the greater of the straight-line method or the ratio of current revenues to total projected future revenues. Amortization expense related to capitalized software development costs for the years ended December 31, 2015 and 2014 was $70,770 and $45,704, respectively.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2015, the Company had incurred cumulative losses of $6,607,969 since inception. Additionally, the Company, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2015, towards (i) obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company, and (iv) launching two new publishing labels, Soul and Vibe Music & Soul and Vibe Books, in an effort to increase the number of potential revenue generating product launches on a staggered release schedule. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue through 2015.

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

Since our Company’s inception, we have generated a degree of revenue. Revenue generation began in the 1st quarter of 2014 with the release of our first video game product. The release was Timeless Gems, an innovative "match-3" game that features board game elements. Timeless Gems was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) in February and March 2014. In addition to the development and release of the Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during fiscal year 2014. A third package of expansion content for Timeless Gems was developed during fiscal year 2014. This third package of expansion content was released in December 2015.

In June 2014, with the opening game of the 2014 World Cup Soccer tournament, the company released a second video game product, Striker Rush: Champion Edition. Striker Rush: Champion Edition was released, worldwide, through Apple’s App Store (for iPhone, iPad, and iPod Touch mobile devices), and through Google's Google Play and Amazon.com (for Android devices) in concert with its development partner, 1DER Entertainment.

During fiscal year 2014, the Company licensed Timeless Gems and Striker Rush: Champion Edition to Tanjarine, a subsidiary of TouchTunes, the largest provider of in-venue music and entertainment throughout North America. Tanjarine was the first integrated tabletop ordering, entertainment and pay-at-the-table solution to combine 10" proprietary tabletop tablets with server handhelds, which expedited service, payments, and cross-marketed products and services with in-venue second screen televisions. The platform provided guests with menu and entertainment options, portability that eliminated the constraints of one-tablet-per-table installations, and other innovations that helped increase restaurant efficiency and average check size. Customizable for bars and restaurants, Tanjarine’s catalog of entertainment offers games, music and content targeted everyone from families to sports fans to couples and more. Many of the games also enabled guests to play with a friend or connect the tabletop tablets to second screen televisions located throughout a venue, which created a more interactive gaming experience. The Company anticipated it would continue to receive licensing revenue from Tanjarine through 2015 and beyond, as Tanjarine purchased product installs of the Company’s products for play on their proprietary hardware. In April of 2015, TouchTunes was acquired by a third party. As part of the acquisition, TouchTunes terminated their subsidiary, Tanjarine, as well as all pre-existing contractual (licensing) agreements.

During the fourth quarter of 2013, the Company entered into a development/published agreement with 1DER Entertainment for SirVival, an interactive game. As a part of the development/publishing agreement, the Company acquired the SirVival IP from 1DER Entertainment. Through fiscal year 2014 and the first two quarters of 2015, the Company continued the development of SirVival; the game was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) during the third quarter of 2015. In addition to the development and release of the SirVival video game product, one package of expansion content for SirVival entered development during the fourth quarter of 2014, but this package has not yet been released. The Company will formally announce the targeted release date of this expansion pack at a later date.

In June 2015, the Company announced a new (second) publishing label, Soul and Vibe Music. Soul and Vibe Music is a proprietary music-publishing label that publishes music content through downloadable/streamable distribution channels that include, but are not limited to, the likes of: Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and Microsoft Groove. The Company aims to leverage its existing, and to develop new, music assets that are associated with its licensed-brands and internally generated intellectual properties as stand-alone “premium” music soundtrack and single-track and/or multi-track music single product releases. It is the Company’s intent that these music soundtrack and single-track and/or multi-track music single product releases will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. As of December 31, 2015, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and four multi-track music singles, “SirVival and Tantrum,” “Who Is Gurk Burkle?,” “Smorgon Magma, The Black Rider,” and “Spellbound.” The development of a fifth multi-track music single, “Bugaboo, A Bump In The Night,” commenced during the fourth quarter of 2015, but it was neither formally announced nor released until February 2016.

As the Soul and Vibe Music label grows, the Company intends to pursue the licensing of music for 1.) inclusion in its games and apps and, 2.) to release, via downloadable/streamable distribution channels, as “premium” stand-alone and/or compilation music product releases. The Company also anticipates it will contract music industry subject matter experts as consultants to help broaden the label’s product mix. The Company anticipates that a broadened product mix for the Soul and Vibe Music label will increase consumer awareness, build IPs, and drive revenue.

To date, all music content published by Soul and Vibe Music are copyrighted assets of the Company. Each individual music track is a unique asset that is identifiable through a proprietary ISRC code. EPs are identifiable through a proprietary UPC code. The music content that comprises Soul and Vibe Music releases are each recognized by the music identification service, Shazam. The music content that comprises Soul and Vibe Music releases are, also, cross-promoted (on iTunes) via the Options Menu of the Company’s SirVival video game.

In August 2015, the Company announced a new (third) publishing label, Soul and Vibe Books. Soul and Vibe Books is a proprietary publishing label that specializes in the development and launch of digitally distributed electronic books (“e-books” and “interactive storybooks.”) The Company aims to leverage its licensed-brands and internally generated intellectual properties as stand-alone “premium” entertainment app e-books. It is the Company’s intent that these e-books will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. During the twelve months ended December 31, 2015, the Company continued the development of a four-product line of e-books based on the Company’s John Deere licensed brand. The first product in the four-product line was Johnny Tractor and Friends: County Fair. Johnny Tractor and Friends: County Fair was launched on Apple’s App Store for iPhone, iPad, and iPod Touch in September 2015 and on Google’s Google Play and Amazon (for Android devices) in October 2015. The Company launched a second e-book, Johnny Tractor and Friends: Snow Day, in December 2015. During the fourth quarter, the Company continued development on a third e-book. The Company anticipates it will formally announce, and release, this third e-book during the 1st quarter of 2016. The Company anticipates the fourth e-book in the series will be formally announced, and released, during the second quarter of 2016. Ultimately, it is the Company’s intent to localize all four e-books in the line into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of its e-books will be released, albeit on a staggered release schedule, throughout fiscal year 2016; the localized versions of its e-books will be released as title updates via Apple’s App Store, Google’s Google Play, and Amazon.

On November 30, 2015, the Company announced its line of John Deere-branded Johnny Tractor and Friends e-books will be cross-promoted with TOMY International (“TOMY”) toys that are also based on the Johnny Tractor and Friends IP. Commencing in December 2015, and continuing through 2016, TOMY’s line of John Deere-branded Johnny Tractor and Friends toys will feature, within the packaging, a two-sided pack-in poster. The Company’s Johnny Tractor and Friends series of e-books is highlighted on one side of the poster, and a robust selection from TOMY’s diverse line of Johnny Tractor and Friends toys is highlighted on the other. In addition, each of the Company’s Johnny Tractor and Friends interactive storybooks cross-promotes TOMY’s toys via a color full-screen image that appears at the end of each e-book. TOMY’s line of Johnny Tractor and Friends toys are available at Target, Walmart, Toys”R”Us, Amazon, and many other fine retail and online merchants. The Company anticipates that the cross-promotional relationship with TOMY will increase consumer awareness for the Soul and Vibe Books label and its line of e-book products.

As the Soul and Vibe Books label grows, the Company intends to expand its e-book product mix to feature additional lines based on both the Company’s proprietary IPs and other licensed-brands. The Company also anticipates it will pursue a broadening of the supported hardware platforms on which its e-books can be read. The Company anticipates that expanded platform support, and a broadened product mix for the Soul and Vibe Books label, will increase consumer awareness, build IPs, and drive revenue.

These aforementioned releases, across the games, interactive books, and downloadable/streamable music product categories, have begun to generate a degree of revenue for the Company. Our operations to date have been financed by Mr. Chiodo, our sole officer, and independent accredited investors who have entered into private finance transactions with us.

The Company intends to focus its operational strategy on the development of digitally distributed video game, interactive book, and music product for a variety of hardware platforms that include: Video game consoles (for example: Xbox 360 and PlayStation 3), mobile (for example: Apple iOS, Android, and Windows hand-held/portable devices), augmented reality/wearable tech devices (for example: HTC Vive, Vuzix-branded hardware, and Oculus Rift), personal computers (such as PC and Mac), and browser-based social media platforms, such as Facebook. Our video game products are also anticipated to be released on portable video game consoles (for example: Nintendo 3DS and PlayStation Vita), which can be defined as residing in both the video game console and mobile hardware platform categories. Our music products are also anticipated to be accessible on internet-enabled video game consoles (for example: Spotify via the PlayStation Network and Microsoft Groove via the Xbox One.) The Company wishes to emphasize: Individual products will be designed for specific hardware platforms and that not all products will be ultimately released on all hardware platforms.

Most of the Company’s products are expected to be digitally distributed (via download) through a “First Party” distribution store (for example: Facebook, Microsoft Corporation’s Marketplace, Apple Inc.’s App Store, Google’s Google Play, Amazon, etc.). Some of the Company’s products may bear licensed-brands through which there is potential for exploitation via merchandising, cross-promotion and/or publicity tie-ins with its licensor, as well as within social media communities. Other Company products will be based on our internally generated and wholly owned intellectual properties.

The Company’s products are focused within three core areas: Licensed-brand games and Apps (inclusive of e-books), internally-generated intellectual property (“IP”) based games, e-books, and music, and so-called “Pick-Ups.” Pick-ups are products developed (and financed) by independent software/content developers located throughout the world. Oftentimes, these independent software/content developers are looking for a publishing partner such as the Company as they tend to: (i) lack the marketing/publicity infrastructure and relationships to properly bring a game to market, (ii) need to partner with a company in possession of platform-specific publishing licenses, and/or (iii) require some additional capital to complete the development cycle. The Company can acquire the products created by these independent software/content developers for either a flat fee or a combination of a flat fee and a small “back-end” royalty that is payable once the Company recoups its costs. Pick-ups could be beneficial for the Company as they represent products that can often be quickly brought to market and subsequently fill in the gaps between the releases of the “bigger” Licensed-Brand and internally-generated IP-based products. This allows the Company to establish a recurring release calendar that: (i) more-evenly distributes revenues across a fiscal year and (ii) provides a steady stream of content for our users and games industry media to talk about, thus reinforcing our Soul and Vibe brand as a publishing label. It is anticipated that a large portion of the Company’s product portfolio in fiscal year 2016 onward may be comprised of pick-up opportunities.

Our business is primarily focused on developing, publishing, and marketing video games and entertainment Apps, interactive books, and downloadable/streamable music for multiple hardware platform categories: Console, mobile and augmented reality/wearable tech devices, personal computers, and browser-based social media networks. In regards to console publishing, we have entered into publishing agreements with hardware platform manufacturers such as Microsoft Corporation, Sony (through Sony Computer Entertainment of America, LLC), and, most recently, in the 3rd Quarter of 2015, Nintendo of America. Our publishing agreements with these entities are for non-exclusive licenses, both for the rights to publish and to develop titles for their respective hardware platforms. These agreements form a foundation for our business. We must maintain a license to develop and publish titles for each console platform. Each license specifies the territory to which it applies, and licenses range from multi-national distribution to approval on a title-by-title basis. Our existing hardware platform licenses are with Microsoft (for the Xbox 360, Windows 8, Windows Live, and Windows Phone), with Sony (for the PlayStation 3 and PlayStation Vita), and with Nintendo of America for the Nintendo 3DS™ system and the Wii U™ system. (The Company also intends to pursue development and publishing licensing for Nintendo’s forthcoming console, codenamed “NX,” which is rumored to launch in 2016.) Our publishing licenses with Microsoft, Sony, and Nintendo require that we obtain approval for publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms and our ability to time the release of titles is dependent upon decisions made by third party hardware manufacturers.

Note 3 – Related Party Transactions

Related Party Notes Payable

During 2015, the Company paid an amount due of $2,500 to an officer of the Company. The amount was unsecured and bore no interest.

Related Party Convertible Notes Payable

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

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the years ended December 31, 2015 and 2014, the Company amortized $0 and $324 of these debt discounts to interest expense, respectively. In July 2015, warrants for 834 shares of the Company’s Common stock, which were issued in July 2013 in connection with one Convertible Note, expired. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or “called” by the Company prior to expiration.

Interest expense related to this convertible note payable totaled $127 and $1,458 for the years ended December 31, 2015 and 2014, respectively.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance and the accrued interest balance to an unrelated third party, pursuant to an exchange agreement. The July 2013 Convertible Note was included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. The note principal was converted into 525,066 shares during 2015. There is no outstanding balance as of December 31, 2015.

Related Party Payable

The Company owes an officer of the Company $22,068 and $0 as of December 31, 2015 and 2014, respectively which relates to expense reimbursement.

Note 4 – Convertible Debentures

During the year ended December 31, 2014, the Company issued various convertible debentures in the total amount of $210,667: $200,000 cash and $10,667 original issue discount. The debenture issued in 2014 is unsecured and bears interest of 10% per annum, maturing in nine months. The outstanding principal and accrued interest of the debenture is convertible into shares of the Company’s common stock at the option of the holder at a conversion price per share equal to the lesser of the trading price on the date immediately preceding the conversion date, or an amount equal to 60% of the lowest trading price for the ten trading days immediately preceding the conversion date.

The following is a schedule of the convertible debentures outstanding as of December 31, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/8/2013	Fixed	$105,000	$105,000	18 months	10%
Debenture 2	8/8/2013	Fixed	7,778	7,778	18 months	10%
Debenture 3	8/8/2013	Fixed	10,000	10,000	18 months	10%
Debenture 4	9/18/2014	Variable	210,667	210,667	9 months	10%

Total at December 31, 2014			$333,445	$333,445
Less discount				(135,617)

				$197,828

During the year ended December 31, 2015, the Company issued various convertible debentures in the total amount of $514,476: $339,500 cash; $18,406 original issue discount; $50,000 services; $29,899 adjustment to principal; and $76,671 for accrued interest payable. In addition in 2015, a total principal balance of $419,982 was extinguished through the conversion of principal to common shares of the Company. The debentures issued in 2015 are unsecured and bear simple interest ranging from 0% to 10% per annum, with maturities ranging from three months to three years. The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at variable discounted pricing based conversion prices defined in the underlying agreements. Debentures 1 – 3 were convertible at a fixed price but were exchanged into notes with variable discounted pricing before any conversions took place.

The following is a schedule of the convertible debentures outstanding as of December 31, 2015:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/8/2013	Fixed	$105,000	$0	18 months	10%
Debenture 2	8/8/2013	Fixed	7,778	0	18 months	10%
Debenture 3	8/8/2013	Fixed	10,000	0	18 months	10%
Debenture 4	9/18/2014	Variable	210,667	0	9 months	10%
Debenture 5	2/3/2015	Variable	55,556	0	24 months	12%
Debenture 6	3/12/2015	Variable	58,850	0	12 months	10%
Debenture 7	3/16/2015	Variable	52,500	26,100	12 months	8%
Debenture 8	3/20/2015	Variable	110,293	0	12 months	10%
Debenture 9	4/21/2015	Variable	53,500	42,156	12 months	0%
Debenture 10	5/7/2015	Variable	32,024	0	12 months	0%
Debenture 11	5/11/2015	Variable	250,799	76,411	12 months	10%
Debenture 12	6/2/2015	Variable	45,000	41,500	12 months	8%
Debenture 13	9/16/2015	Variable	28,000	28,000	30 months	1%
Debenture 14	9/25/2015	Variable	28,000	28,000	12 months	10%
Debenture 15	9/16/2015	Variable	25,000	0	18 months	10%
Debenture 16	9/25/2015	Variable	33,850	4,059	12 months	10%
Debenture 17	10/20/2015	Variable	50,000	50,000	6 months	2%
Debenture 18	10/23/2015	Variable	*	53,897	17 months	2%
Debenture 19	10/26/2015	Variable	**	25,000	29 months	1%
Debenture 20	10/26/2015	Variable	***	0	29 months	1%
Debenture 21	11/9/2015	Variable	10,000	10,000	10 months	10%
Debenture 22	11/23/2015	Variable	5,000	5,000	24 months	0%
Debenture 23	12/2/2015	Variable	11,500	11,500	12 months	10%
Debenture 24	12/4/2015	Variable	28,500	28,500	12 months	10%
Debenture 25	12/4/2015	Variable	****	26,316	17 months	2%

Total at December 31, 2015			$1,211,817	$456,439
Less discount				(262,468)

				$193,971
Less current portion				(181,842)
				12,129

*	Convertible debenture was transferred from Debenture 11 in the table above.
**	Convertible debenture was transferred from Debenture 16 in the table above.
***	Convertible debenture was transferred from Debenture 15 in the table above.
****	Convertible debenture was transferred from Debenture 18 in the table above.

Accrued interest payable for the convertible debentures was $17,896 and $23,115 as of December 31, 2015 and 2014, respectively.

Scheduled maturity of long-term debt are as follows at December 31, 2015:

2016	342,167
2017	85,213
2018	29,059
Less discount	(262,468)
Net convertible debentures	193,971

Note 5 – Derivative Liabilities

The Company evaluated the convertible debentures discussed in Note 4 (with the exception of debentures 1 – 3 which were considered under ASC Topic 470) in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense.

For the years ended December 31, 2015 and 2014, the Company amortized debt discount of $315,098 and $362,259 to interest expense, respectively. For purpose of estimating the fair value of the derivative liability, the Company used the Black Scholes option valuation model. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $1,313,673 and $1,081,318 at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the convertible debentures and related accrued interest payable were convertible into approximately 247,328,000 and 1,128,000 shares of common stock, respectively.

The Company valued the Convertible Debenture conversion option derivatives using the Black-Scholes option-pricing model using the following assumptions: (1) risk-free interest rates of 0.03% to $1.06% (2) lives of between 0.2 and 2.21 years, (3) expected volatility of between 288% to 519%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debentures, and (6) the common stock price of the underlying shares on the valuation dates.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2015:

Conversion option derivative liabilities December 31, 2013	$1,575,807
Addition of new conversion option derivatives	200,000
Reclassification of conversion option derivative to gain on extinguishment of debt	(663,619)
Change in fair value	(30,870)
Derivative liability at December 31, 2014	1,081,318
Addition of new conversion option derivatives	2,531,803
Reclassification of conversion option derivative to gain on extinguishment of debt	(1,917,734)
Change in fair value	(381,714)
Derivative liability at December 31, 2015	$1,313,673

Note 6 – Common Stock and Common Stock Warrants

Common Stock

Effective August 25, 2015, the holder of a majority of the shares of common stock approved a reverse split of such shares by a ratio of 1 for 40. As a result of the reverse split, each forty shares of common stock issued and outstanding prior to the Reverse Split had been converted into one share of common stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been proportionally adjusted. There were 623 shares issued to eliminate the fractional shares for the reverse stock split. All common stock shares have been retroactively restated to reflect the reverse split.

As of January 7, 2016, the Company amended their articles of incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 300,000,000 to 750,000,000.

During January 2014, the Company sold an aggregate of 12,500 shares of its Common Stock to an accredited investor for an aggregate purchase price of $50,000. In addition and pursuant to the stock purchase agreement, an additional 7,500 shares were issued to the investor in July 2014. The Company also sold an aggregate of 16,250 shares of its common shares to another accredited investor for an aggregate purchase price of $130,000. Under this share purchase agreement, the investor was also issued warrants to purchase up to 17,500 shares of its common shares. Both of these stock sales were pursuant to Rule 506 of Regulation D under the Securities Act.

During January 2014, the Company also completed the initial closing of a private placement financing transaction with an accredited investor, pursuant to a Securities Purchase Agreement. Pursuant to the Purchase Agreement, the Investor purchased 7,500 shares of the Company’s Common Stock for a per share purchase price of $11.60 per share.  Each per share purchase price will be based on the average trading price of such shares for the 5 trading days prior to the closing (provided that certain conditions are met), and accordingly the Company received aggregate gross proceeds of $87,000, excluding transaction costs, fees and expenses. On February 27, 2014, the investor purchased an additional 7,500 shares for a per share purchase price of $10.50 with the Company receiving aggregate gross proceeds of $78,750, excluding transaction costs, fees and expenses.  During March, 2014, the investor purchased an additional 4,748 shares for a per share purchase price of $9.40 with the Company receiving aggregate gross proceeds of $44,629, excluding transaction costs, fees and expenses. The Investor originally agreed to purchase up to an additional 82,500 shares on a monthly basis, subject to the fulfillment of certain conditions as more fully described in the Purchase Agreement, between the date of the Purchase Agreement and the one-year anniversary thereof.  As a result, the investor is entitled to purchase up to an additional 62,752 shares of common stock during the term of the Purchase Agreement.

During the year ended December 31, 2014, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 40,983 shares of common stock for their services. The total market value of the shares issued for advisory services was $58,655, equivalent to approximately $1,000 for each month of service per member.

The Company issued 252,191 common shares to individuals for consulting services rendered and software development costs incurred for the year ended December 31, 2014. The total market value of the shares issued for consulting services was $903,905, $315,326 of which was recorded as prepaid expenses and $588,579 of which is included in professional fees on the statement of operations for the year ended December 31, 2014.

During the year ended December 31, 2015, pursuant to terms of their individual consulting agreements, the Company’s advisory board members were issued a total of 15,674 shares of common stock for services. The total market value of the shares issued for advisory services was $29,143, equivalent to approximately $1,000 for each month of service per member. Issuances of approximately 4,977,000 shares for services valued at $126,090 performed during the year ended December 31, 2015 have been accrued as of December 31, 2015, within accrued expenses. These issuances will occur subsequent to December 31, 2015.

The Company issued 105,084 common shares to individuals for consulting services rendered for the year ended December 31, 2015. The total market value of the shares issued for consulting services was $98,722, of which $71,100 was recorded as prepaid expenses and $27,622 of which is included in professional fees on the statement of operations for the year ended December 31, 2015.

During 2015, pursuant to an employment agreement, the Company issued 28,000 shares to the officer of the Company (Note 7). These shares were valued at $32,160 and are included in general & administrative expenses on the statement of operations.

During 2015, pursuant to an employment agreement, an officer of the Company was eligible to receive 8,000 shares of the Company’s common stock (Note 7). These shares have not been issued as of December 31, 2015. The share issuance valued at $564 have been accrued as of December 31, 2015, within accrued expenses.

During February 2015, the Company entered into a common stock purchase agreement with an accredited investor, pursuant to which the Company may issue and sell, and the investor is committed to purchase, up to $2,000,000 of shares of the Company’s common stock over the 36-month term following the effective date of the agreement. Pursuant to the terms of the purchase agreement, the Company has reserved 175,000 shares of common stock to be held in escrow. 150,000 of these shares of common stock were to be disbursed to the investor in the event the common stock purchase agreement was not approved and deemed effective. 25,000 of these escrowed shares of common stock were to be disbursed to the investor in the event the Company terminates the purchase agreement or certain capital draw down thresholds are not met within the term of the common stock purchase agreement. During August 2015, the common stock purchase agreement was approved and went effective and 150,000 of these escrowed shares were returned to treasury and cancelled.

During the year ended December 31, 2015 $419,982 of note principal, as described in Note 4, was converted into 59,739,841 common shares.

Common Stock Warrants

During the year ended December 31, 2014, the Company issued a warrant to purchase 17,500 shares of common shares, as noted above. The warrant is exercisable after the date of the grant, and is exercisable at a price of $10 per share and expires five-years from the date of grant.

During the year ended December 31, 2014 the Company issued a warrant to purchase 6,250 shares of common shares. The warrant is exercisable after the date of the grant, and is exercisable at a price of $4.00 per share and expires five-years from the date of grant.

During the year ended December 31, 2014 the Company issued warrants to purchase 13,278 shares of common shares, as described in Notes 3 and 4. The warrants are exercisable after the date of the grant, are exercisable at a price of $2.40 per share, and expires two years from the date of grant.

During January 2015, pursuant to an employment agreement, the Company issued a warrant to purchase 100,000 shares of the Company (Note 8). The warrant is exercisable after the date of grant for a period of five years and has an exercise price of $1.20 per share. Additionally, the warrant is callable by the Company after six months from the grant date at a price of $4.00 per share, and expires five years from the date of grant.

The Company valued its warrants using the Black-Scholes option-pricing model.  Assumptions used during the year ended December 31, 2015 include (1) risk-free interest rates of 1.61%, (2) life of 5 years, (3) volatility of 229%, (4) zero expected dividends, (5) conversion prices as set forth in the related instruments, and (6) the common stock price of the underlying share on the valuation dates.

The following table summarizes the outstanding warrants and associated activity for the year ended December 31, 2015:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2013	15,307	23.20	3.12
Granted	37,027	6.40	3.15
Exercised	(8,333)	4.00	4.39
Expired	-	-	-
Balance, December 31, 2014	44,001	9.91	3.00
Granted	100,000	1.20	5.00
Exercised	-	-	-
Expired	6,973	29.28	-
Balance, December 31, 2015	137,028	$2.57	3.50

Note 7 – Employment Agreement

On January 20, 2015, we executed an Employment Agreement with Peter Anthony Chiodo, which was effective as of January 1, 2015. Pursuant to the Agreement, Mr. Chiodo will continue to serve Company’s Chief Executive Officer. The term of the Agreement commenced on January 1, 2015 and is for a period of five years, unless terminated sooner pursuant to the terms of the Agreement. Mr. Chiodo will be paid a base salary of $160,000, subject to annual adjustments, in addition to a signing bonus of $60,000. Mr. Chiodo will be entitled to receive an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which 24,000 such shares were issued immediately with the remaining 76,000 shares issuable at the rate of 4,000 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. At the discretion of the Executive, and to preserve the Company’s cash position, Mr. Chiodo is entitled to receive monthly compensation in the form of Common Stock pursuant to the terms of the Agreement. There is approximately 2,560,000 shares remaining on this agreement. The remaining shares to be issued at the rate of 160,000 shares per quarter on the first day of each quarter continuing January 1, 2016 and continuing up to and including December 31, 2019. Also related to the execution of this agreement, the Company issued a warrant to purchase 100,000 commons shares of the Company’s common stock (Note 6). Additionally, pursuant to the terms of the employment agreement, the Chief Executive Officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares under the provision are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. The value of the shares will be based on the closing price of the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

Note 8 – Note Payable

On April 24, 2015, the Company entered into a promissory note for $42,080 for services provided. The note carries an interest rate of 5%. The note requires monthly payments of $2,000 and matures in April 2016. The note is personally guaranteed by the chief executive officer of the Company. The outstanding balance of the note at December 31, 2015 is $27,580.

Note 9 – Lease Obligations

During December 2015, the Company entered into a lease agreement to lease its corporate office in Salt Lake City, Utah until December 2017. Future minimum lease commitments under the lease for the years ending December 31 are as follows: $29,491 – 2016 and $30,375 – 2017.

Note 10 –Tax Note

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

Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014

Deferred tax assets:
NOL Carryover	$819,400	$505,000
Related Party Accruals	-	600
Accrued payroll	85,800	-
Depreciation	2,900	-
Deferred tax liabilities
Depreciation	-	(1,700)

Valuation allowance	(908,100)	(503,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book Loss	$(842,800)	$(827,400)
Depreciation	1,100	(1,200)
Meals & Entertainment	1,200	900
Related Party Accruals	(600)	600
Stock and Warrants for Services	108,700	352,500
Loss (Gain) on Derivative	563,900	(12,000)
Loss on Extinguishment of Debt	(358,400)	29,800
Amortization of Debt Discount	123,100	141,300
Contributed Services	-	36,400
Valuation allowance	318,000	279,100
	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $2,101,000 that may be offset against future taxable income from the year 2016 to 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Tax years 2012 to current remain open to examination by U.S. federal and state tax authorities.

Note 11 – Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855 to include the following.

Subsequent to December 31, 2015, the Company issued a total of approximately 176,802,000 shares of the Company’s common stock. All shares were issued in exchange for $123,423 of convertible note principal.

During January 2016, the Company received $75,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $81,000. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of 50% of the lowest trade price (or a 50% discount to market) occurring during the 25 trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance.

During January 2016, the Company issued an exchange note to an accredited investor in substitution for $50,000 previously outstanding convertible debenture balance pursuant to an exchange agreement. The original note was associated with a consulting agreement; to financial consideration was paid to the Company in exchange for this originally executed convertible debenture. The exchange note was issued with a maturity value of $50,000, is due in April 2016, accrues at a rate of 2% per annum and is convertible into shares of the Company at a rate equal to 60% of the average three lowest trade prices (or a 40% discount to market) occurring during the 20 trading days immediately preceding the conversion date.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Exchange Act. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.	As of December 31, 2015, we did not maintain effective controls over the control environment. Because we are a small start-up company with only one full time employee, we lack the ability to have adequate segregation of duties and adequate oversight of the financial statement preparation process. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2015, we did not have adequate accounting expertise related to accounting treatment of complex transactions and their related disclosures. Specifically, controls were not designed and in place to ensure that proper accounting was performed for all complex transactions and that the disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting through the date of this report or during the twelve months ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age, and position of our management as of the date of this Annual Report is as follows:

Name	Age	Position
Peter Anthony Chiodo	44	Chief Executive Officer, President, Treasurer, Secretary, and Director

Certain biographical information of Mr. Chiodo is set forth below.

Peter Anthony Chiodo

Peter Anthony Chiodo is the CEO, founder, and sole director of Soul. He has 25 years of experience in the video and computer game industry as an award-winning director of product development and producer. He founded Soul and Vibe Entertainment, Inc. in July of 2011 and remains its CEO. He has served on the Adjunct Faculty representing the Video and Computer Games Industry: Instructor of “The Business of Video Games” and “The Art, Culture, and Economics of Video Games” courses at the Institute of Production and Recording (“IPR”) from March 2009 to present. From November 2003 to February 2011, he was the Director of Product Development at Destineer Games. From late 2006/early 2007 to 2011 (while at Destineer Games) he managed a production management staff of 7 individuals and was responsible for creating and implementing a development process that resulted in the release of more than 100 frontline and casual/family-friendly console and PC games over a four year period. From November 2003 through late 2006 (while at Destineer Games) he managed and was responsible for a development department consisting of over 30 engineers, artists, and designers. From February 2000 to November 2003, he was a Program Manager at Microsoft Corporation. From June 1990 to the present he has been personally credited in more than 200 games released on myriad video game console and personal computer platforms.

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

Board Committees

We have not previously had, and do not presently have, an audit committee, compensation committee or nominations and governance committee, but may establish them in the future.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

•	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

On February 5, 2013, the Company adopted a Code of Ethics and Business Conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal years 2015 and 2014.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)*	All Other Compensation($)	Total ($)

Peter Anthony Chiodo	2015 (1)	—	—	—	$32,160	—
Chief Executive Officer	2014 (2)	—	—	—	—	—

(1) While no salary was paid to Mr. Chiodo, an hourly wage computation totaling $220,000 was expensed as of December 31, 2015 for the services he contributed. Stock of $32,160 was issued to Mr. Chiodo during 2015 and $564 of stock was included in accrued expenses as of December 31, 2015.

(2) While no salary was paid to Mr. Chiodo, an hourly wage computation totaling $84,000 was expensed as of December 31, 2014 for the services he contributed. The amount is in accrued expenses as of December 31, 2015.

Compensation of Directors

We have not established standard compensation arrangements for our director and do not have any agreements or understandings to compensate him or any future director for their services as such.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal year ended December 31, 2014. Issuances for approximately 4,977,000 shares for services performed during 2015 have been accrued as December 31, 2015, within accrued expenses. During 2015, the Company did not issue 164,000 shares of stock to the chief executive officer for the services rendered under the employment agreement below.

Employment Agreements

On January 20, 2015, we executed an Employment Agreement with Peter Anthony Chiodo, which was effective as of January 1, 2015. Pursuant to the Agreement, Mr. Chiodo will continue to serve Company’s Chief Executive Officer. The term of the Agreement commenced on January 1, 2015 and is for a period of five years, unless terminated sooner pursuant to the terms of the Agreement. Mr. Chiodo will be paid a base salary of $160,000, subject to annual adjustments, in addition to a signing bonus of $60,000. Mr. Chiodo will be entitled to receive an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which 24,000 such shares were issued immediately with the remaining 76,000 shares issuable at the rate of 4,000 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. At the discretion of the Executive, and to preserve the Company’s cash position, Mr. Chiodo is entitled to receive monthly compensation in the form of Common Stock pursuant to the terms of the Agreement.

Pursuant to the Agreement, Mr. Chiodo has received a warrant to purchase 100,000 shares of Common Stock, which shall terminate on the earlier of 5 years from the grant date. The exercise price of the Warrant is $1.20 per share, subject to adjustment for certain events as set forth in the Warrant. In addition, the Warrant shall be callable by the Company beginning July 1, 2015, provided the Common Stock trades at a volume-weighted average price of $4.00 or greater for ten (10) consecutive trading days on the Company’s principal trading market.

The Agreement imposes, in addition to the above, obligations on Mr. Chiodo regarding confidentiality and non-competition.

Director Compensation

Our sole director, Peter Anthony Chiodo, has not received any compensation for service as a director or for any special assignments. The following table sets forth director compensation as of December 31, 2015 and December 31, 2014:

Name & Year	Fees Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter A. Chiodo (1)
2015	0	$32,160	$118,787	0	0	0	$150,497
2014	0	0	0	0	0	0	0

(1)	Appointed President, Chief Executive Officer, and Chairman of the Board, on February 6, 2013.
(2)	$564 shares are accrued for included in accrued expenses at December 31, 2015.

Narrative to Director Compensation Table

Except as discussed below, we do not compensate our director for his services in his capacity as a director. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as March 25, 2016 regarding the beneficial ownership of our common stock, based on 237,642,126 shares of Common Stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Soul and Vibe Interactive Inc., at 6548 South Big Cottonwood Canyon Road, Suite 200 Salt Lake City, Utah, 84121.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Peter Anthony Chiodo (1)	583,064,024	71.04%

1. Consists of (i) 5,480 shares of common stock, (ii) 63,058,544 shares of common stock that are beneficially owned by Mr. Chiodo pursuant to his employment agreement (iii) and 130,000 shares of Series B Preferred Stock, each of which carries the vote of 4,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2015:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	—	NA	—

Equity compensation plans not approved by security holders (1)	125,000	NA	1,799

Equity compensation plans not approved by security holders (2)	250,000	NA	235,000

Total	375,000	NA	236,799

(1)	Pursuant to our 2014 Equity Incentive Plan, we are authorized to issue an aggregate of 125,000 shares of common stock, 123,201 of which were issued as at December 31, 2015.

(2)	Pursuant to our 2015 Equity Incentive Plan, we are authorized to issue an aggregate of 250,000 shares of common stock, 15,000 of which were issued as at December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2015 Haynie & Company	$74,000	none	$2,900	none
2014 HJ & Associates, LLC	$40,575	none	$425	none

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See Item 8

(B)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (6)

3.3	Certificate of Amendment to Articles of Incorporation (7)

3.4	Certificate of Designation of Series B Preferred Stock (6)

3.5	Amended and Restated Bylaws (2)

3.6	Amendment to Certificate of Designation (12)

3.7	Certificate of Amendment to Articles of Incorporation (21)

3.8	Amendment to Certificate of Designation (22)

3.9	Amendment to the Articles of Incorporation (23)

4.1	Form of Debenture dated October 18, 2013 (8)

4.2	Form of November Debenture dated November 18, 2013 (9)

4.3	Form of Warrant issued to the holders of the 2013 Notes (13)

4.4	Form of Debenture dated September 23, 2014 (14)

4.5	Form of Warrant dated January 20, 2015 (12)

4.6	Form of Note dated February 3, 2015 (15)

4.7	Form of LG Note dated March 16, 2015 (17)

4.8	BLE Note dated March 17, 2015 (17)

4.9	BFC Note date April 21, 2015 (18)

4.10	Securities Purchase Agreement between the Company and GW Holdings Group, LLC dated June 2, 2015 (20)

4.11	GW Note dated June 2, 2015 (20)

4.12	Form of Debenture dated January 18, 2016 (23)

10.1	Form of Share Exchange Agreement, dated as of February 5, 2013, by and among the Company, Soul, and Mr. Chiodo. (2)

10.2	Agreement with Microsoft Corporation dated August 8, 2012 (5)*

10.3	Agreement with Sony Computer Entertainment of America, LLC dated September 27, 2012 (3)

10.4	Form of Trademark License Agreement with Gcom Enterprises, Inc., dated as of September 30, 2011 (5)*

10.5	Form of Shareholder Loan Agreement, dated as of July 14, 2011, by and between Soul and Mr. Chiodo (4)

10.6	Form of Addendum to the Shareholder Loan Agreement, dated as of December 31, 2012, by and between Soul and Mr. Chiodo (4)

10.7	Securities Purchase Agreement dated as of October 18, 2013 (8)

10.8	2014 Equity Incentive Plan (10)

10.9	Securities Purchase Agreement dated as of January 23, 2014 (11)

10.10	Form of Agreement by and between the Company and the holders of the Company’s securities signatory thereto (13)

10.11	Form of Securities Purchase Agreement dated September 23, 2014 (14)

10.12	Form of Employment Agreement by and between the Company and Peter Anthony Chiodo (12)

10.13	Common Stock Purchase Agreement between the registrant and Beaufort Capital Partners LLC, a New York limited liability company, dated February 11, 2015 (16)

10.14	Registration Rights Agreement between the registrant and Beaufort Capital Partners LLC, a New York limited liability company, dated February 11, 2015 (16)

10.15	Form of Stock Purchase Agreement dated March 16, 2015 (17)

10.16	Development and Publishing Agreement dated April 23, 2015 (19)

10.17	Form of Securities Purchase Agreement dated January 18, 2016 (23)

14	Code of Ethics (2)

21	List of Subsidiaries**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

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

14. Incorporated by reference herein from the Current Report on Form 8-K filed on September 29, 2014.

15. Incorporated by reference herein from the Current Report on Form 8-K filed on February 9, 2015.

16. Incorporated by reference herein from the Registration Statement on Form S-1 filed on February 13, 2015.

17. Incorporated by reference herein from the Current Report on Form 8-K filed on March 20, 2015.

18. Incorporated by reference herein from the Current Report on Form 8-K filed on April 28, 2015.

19. Incorporated by reference herein from the Current Report on Form 8-K filed on April 29, 2015.

20. Incorporated by reference herein from the Current Report on Form 8-K filed on June 8, 2015.

21. Incorporated by reference herein from the Current Report on Form 8-K filed on August 25, 2015.

22. Incorporated by reference herein from the Current Report on Form 8-K filed on December 1, 2015.

23. Incorporated by reference herein from the Current Report on Form 8-K filed on January 27, 2016.

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

SOUL AND VIBE INTERACTIVE INC.

April 1, 2016	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2016	By:	/s/ Peter Anthony Chiodo
	Name:	Peter Anthony Chiodo
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Chairman of the Board of Directors