Form 10-Q
period 2016-03-31
Soul & Vibe Interactive Inc.
filed 2016-05-16
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55091

SOUL AND VIBE INTERACTIVE INC.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

6548 South Big Cottonwood Canyon Road, Suite 200

Salt Lake City, Utah, 84121

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

YES ☐              NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2016, there were 533,533,916 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
	2016	December 31,
	(unaudited)	2015
ASSETS

Current Assets
Cash	$5,084	$7,090
Accounts Receivable	244	463
Prepaid Expenses	14,873	31,450

Total Current Assets	20,201	39,003

Fixed Assets
Furniture and Equipment	14,526	14,526
Accumulated Depreciation	(4,610)	(3,940)

Total Fixed Assets	9,916	10,586

Other Assets
Development Costs, net of accumulated amortization of $141,583 and
$116,475 as of March 31, 2016 and December 31, 2015, respectively	385,572	398,680

Total Assets	$415,689	$448,269

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$429,151	$430,512
Related party payable	29,350	22,068
Accrued expenses	593,669	470,901
Note payable	21,580	27,580
Current portion of convertible debentures, net of discount of $221,786 and
$171,768 as of March 31, 2016 and December 31, 2015, respectively	113,652	170,399
Derivative liability	1,158,539	1,313,673

Total Current Liabilities	2,345,941	2,435,133

Long-term portion of convertible debentures, net of discount of $119,039
and $102,143 as of March 31, 2016 and December 31, 2015, respectively	22,376	12,129

Total Liabilities	2,368,317	2,447,262

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of March 31, 2016 and December 31, 2015	130	130
Common Stock, $0.001 par value, 750,000,000 authorized, 237,642,126 and 60,840,309 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	237,642	60,840
Common Stock Held in Escrow	(25)	(25)
Additional Paid-in Capital	4,673,028	4,548,031
Accumulated Deficit	(6,863,403)	(6,607,969)

Total Shareholder's Deficit	(1,952,628)	(1,998,993)

Total Liabilities & Shareholder's Deficit	$415,689	$448,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended March 31, 2016	Ended March 31, 2015
	(unaudited)	(unaudited)

Revenues	$1,125	$2,622
Cost of Sales	(40,435)	(13,262)

Gross Loss	(39,310)	(10,640)

Operating Expenses
General & Administrative	138,236	299,052
Professional Fees	90,565	148,576

Total Operating Expenses	228,801	447,628

Operating Loss	(268,111)	(458,268)

Other Income (Expense)
Gain (Loss) on Derivative	(36,860)	709,310
Gain (Loss) on Extinguishment of Debt	172,774	(8,096)
Interest Expense	(123,237)	(85,499)

Total Other Income (Expense)	12,677	615,715

Income (loss) before Income Taxes	(255,434)	157,447

Income Taxes	-	-

Net Income (loss)	$(255,434)	$157,447

Income per Share
Basic	$0.00	$0.15
Diluted	$0.00	$0.10

Weighted Average Shares Outstanding
Basic	144,696,582	1,025,465
Diluted	144,696,582	1,544,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended March 31, 2016	Ended March 31, 2015
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net Income (loss)	$(255,434)	$157,447
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	670	474
Amortization of debt discount	115,164	88,164
Amortization of software development costs	25,108	12,465
Common stock issued for services	-	44,151
(Gain) loss on derivative	36,860	(709,310)
(Gain) loss on extinguishment of debt	(172,774)	8,096
Common stock and warrants issued as compensation	-	147,587
Changes in Operating Assets and Liabilites:
Decrease in accounts receivable	219	2,961
Decrease in prepaid expenses	16,577	51,882
Increase in accounts payable	5,921	14,970
Increase in accrued expenses	133,683	100,000
Increase in accrued interest	-	2,652

Net cash used in operating activities	(94,006)	(78,461)

Cash Flows from Investing Activities
Cash paid for development costs	(12,000)	(12,000)

Net cash used in investing activities	(12,000)	(12,000)

Cash Flows from financing activities
Repayment of related party notes payable	-	(2,500)
Repayment of notes payable	(6,000)	-
Payment of debt issuance costs	-	(5,000)
Proceeds from the issuance of convertible debenture and notes payable	110,000	156,000
Proceeds from sale of common stock and warrants, net of offering costs	-	-

Net cash provided by financing activities	104,000	148,500

Net increase (decrease) in cash	(2,006)	58,039

Cash Balance at Beg of Period	7,090	25,752
Cash Balance at End of Period	$5,084	$83,791

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Debenture principal converted to capital stock	$123,424	$15,000
Debt discount removed upon extinguishment of debt	$91,671	$14,959
Derivative liability removed upon extinguishment of debt	$455,494	$16,667
Capital stock issued for prepaid expenses	$-	$71,100
Fair value of derivative conversion option recorded as debt discount	$263,500	$156,000
Discount on issuance of convertible debenture and notes payable	$10,250	$10,906
Accrued interest converted to debt principal in note exchange	$8,974	$5,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Continuance of Business

The unaudited interim condensed consolidated financial statements included herein have been prepared by Soul and Vibe Interactive Inc. (“SVI”) and its wholly owned subsidiaries Soul and Vibe Entertainment, Inc., and Soul and Vibe Publishing, Inc., both Nevada corporations (“Soul,” and collectively with SVI, the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). Soul and Vibe Entertainment, Inc. is doing business as Soul and Vibe Documentation services in the State of Utah. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended Interest – Imputation of Interest of the Accounting Standards Codification. The amended guidance requires that debt issuance costs related to a recognized debt liability, which were presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Reclassifications

The presentation of certain items in the condensed consolidated financial statements for the year ended December 31, 2015 has been changed to conform to the classifications used in 2016. These reclassifications had no effect on stockholders' equity or net income as previously reported.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2016, the Company had incurred cumulative losses of $6,863,403 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in shareholder’s equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three month period ended March 31, 2016, towards (i) consolidating pre-existing debt and cleaning up its balance sheet while simultaneously pursuing obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue, every quarter, through the first quarter of 2016.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3.0M in financing in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The financing will cover the acquisition of pick-ups (depending on the value of the financing, also the development of a proprietary intellectual property (IP) product) along with the release of the games and entertainment apps as well as the marketing and public relations (PR) expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobile devices, and personal computers (which also includes browser-based social media platforms, such as Facebook.) The anticipated number of pick-ups is two. The financing would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating financing opportunities that are compatible with its growth plans and business model. Additional financing (beyond the identified $2.5M to $3.0M; cumulatively of $5.0M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 4 - Related Party Transactions

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

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the three months ended March 31, 2015, the Company amortized $324 of this debt discount to interest expense. There was no amortization in the three months ended March 31, 2016. In July 2015, warrants for 834 shares of the Company's Common stock, which were issued in July 2013 in connection with one Convertible Note, expired. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or "called" by the Company prior to expiration.

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

Related Party Payable

The Company owes an officer of the Company $29,350 and $22,068 as of March 31, 2016 and December 31, 2015, respectively which relates to expense reimbursement.

Note 5 - Convertible Debentures

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

The following is a schedule of the convertible debentures outstanding as of December 31, 2015:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/8/2013	Fixed	$105,000	$0	18 months	10%
Debenture 2	8/8/2013	Fixed	7,778	0	18 months	10%
Debenture 3	8/8/2013	Fixed	10,000	0	18 months	10%
Debenture 4	9/18/2014	Variable	210,667	0	9 months	10%
Debenture 5	2/3/2015	Variable	55,556	0	24 months	12%
Debenture 6	3/12/2015	Variable	58,850	0	12 months	10%
Debenture 7	3/16/2015	Variable	52,500	26,100	12 months	8%
Debenture 8	3/20/2015	Variable	110,293	0	12 months	10%
Debenture 9	4/21/2015	Variable	53,500	42,156	12 months	8%
Debenture 10	5/7/2015	Variable	32,024	0	12 months	0%
Debenture 11	5/11/2015	Variable	250,799	76,411	12 months	10%
Debenture 12	6/2/2015	Variable	45,000	41,500	12 months	8%
Debenture 13	9/16/2015	Variable	28,000	28,000	12 months	10%
Debenture 14	10/9/2015	Variable	28,000	28,000	12 months	8%
Debenture 15	9/16/2015	Variable	25,000	0	18 months	10%
Debenture 16	9/25/2015	Variable	33,850	4,059	12 months	12%
Debenture 17	10/20/2015	Variable	50,000	50,000	6 months	2%
Debenture 18	10/23/2015	Variable	*	53,897	17 months	2%
Debenture 19	10/26/2015	Variable	**	25,000	29 months	1%
Debenture 20	10/26/2015	Variable	***	0	29 months	1%
Debenture 21	11/9/2015	Variable	10,000	10,000	12 months	10%
Debenture 22	11/23/2015	Variable	5,000	5,000	24 months	0%
Debenture 23	12/2/2015	Variable	11,500	11,500	12 months	10%
Debenture 24	12/4/2015	Variable	28,500	28,500	12 months	10%
Debenture 25	12/4/2015	Variable	****	26,316	17 months	2%

Total at December 31, 2015			$1,211,817	$456,439
Less discount				(273,911)

				$182,528
Less current portion				(170,399)
				12,129

*	Convertible debenture was transferred from Debenture 11 in the table above.
**	Convertible debenture was transferred from Debenture 16 in the table above.
***	Convertible debenture was transferred from Debenture 15 in the table above.
****	Convertible debenture was transferred from Debenture 18 in the table above.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

During the three month period ending March 31, 2016, the Company issued various convertible debentures in the total amount of $143,839: $110,000 cash; $10,250 original issue discount; $14,615 adjustment to principal; and $8,974 for accrued interest payable. In addition in 2016, a total principal balance of $123,424 was extinguished through the conversion of principal to common shares of the Company. The debentures issued in 2016 are unsecured and bear simple interest of 2% to 10% per annum, with maturities of one year. The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at variable discounted pricing based conversion prices defined in the underlying agreements. Debentures 1 – 3 were convertible at a fixed price but were exchanged into notes with variable discounted pricing before any conversions took place.

The following is a schedule of the convertible debentures outstanding as of March 31, 2016:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/8/2013	Fixed	$105,000	$0	18 months	10%
Debenture 2	8/8/2013	Fixed	7,778	0	18 months	10%
Debenture 3	8/8/2013	Fixed	10,000	0	18 months	10%
Debenture 4	9/18/2014	Variable	210,667	0	9 months	10%
Debenture 5	2/3/2015	Variable	55,556	0	24 months	12%
Debenture 6	3/12/2015	Variable	58,850	0	12 months	10%
Debenture 7	3/16/2015	Variable	52,500	9,700	12 months	8%
Debenture 8	3/20/2015	Variable	110,293	0	12 months	10%
Debenture 9	4/21/2015	Variable	53,500	20,989	12 months	8%
Debenture 10	5/7/2015	Variable	32,024	0	12 months	0%
Debenture 11	5/11/2015	Variable	250,799	0	12 months	10%
Debenture 12	6/2/2015	Variable	45,000	28,500	12 months	8%
Debenture 13	9/16/2015	Variable	28,000	3,000	12 months	10%
Debenture 14	10/9/2015	Variable	28,000	28,000	12 months	8%
Debenture 15	9/16/2015	Variable	25,000	0	18 months	10%
Debenture 16	9/25/2015	Variable	33,850	4,059	12 months	2%
Debenture 17	10/20/2015	Variable	50,000	0	6 months	2%
Debenture 18	10/23/2015	Variable	*	7,356	17 months	2%
Debenture 19	10/26/2015	Variable	**	25,000	29 months	1%
Debenture 20	10/26/2015	Variable	***	0	29 months	1%
Debenture 21	11/9/2015	Variable	10,000	10,000	12 months	10%
Debenture 22	11/23/2015	Variable	5,000	5,000	24 months	0%
Debenture 23	12/2/2015	Variable	11,500	11,500	12 months	10%
Debenture 24	12/4/2015	Variable	28,500	28,500	12 months	10%
Debenture 25	12/4/2015	Variable	****	0	17 months	2%
Debenture 26	1/18/2016	Variable	81,000	81,000	12 months	10%
Debenture 27	1/22/2016	Variable	*	100,000	16 months	5%
Debenture 28	1/22/2016	Variable	*****	50,000	3 months	2%
Debenture 29	3/22/2016	Variable	******	25,000	6 months	10%
Debenture 30	3/22/2016	Variable	39,250	39,250	12 months	10%

Total at March 31, 2016			$1,332,067	$476,854
Less discount				(340,826)

				$136,028
Less current portion				(113,652)
				22,376

*	Convertible debenture was transferred from Debenture 11 in the table above.
**	Convertible debenture was transferred from Debenture 16 in the table above.
***	Convertible debenture was transferred from Debenture 15 in the table above.
****	Convertible debenture was transferred from Debenture 18 in the table above.
*****	Convertible debenture was transferred from Debenture 17 in the table above.
******	Convertible debenture was transferred from Debenture 13 in the table above.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Debenture 7 matured on March 16, 2016 but was not paid in full. The Company and the holder of the note were in agreement that the note would be extended until the note was fully converted. In April 2016, the note was fully converted into approximately 35,094,000 shares.

Subsequent to March 31, 2016, Debenture 18 was fully converted in April 2016 for approximately 30,554,000 shares.

Accrued interest payable for the convertible debentures was $14,887 and $17,896 as of March 31, 2016 and December 31, 2015, respectively.

Scheduled maturity of debt are as follows at March 31, 2016:

2016	215,189
2017	232,606
2018	29,059
Less discount	(340,826)
Net convertible debentures	136,028

Note 6 – Derivative Liabilities

The Company evaluated the convertible debentures discussed in Note 5 (with the exception of debentures 1 – 3 which were considered under ASC Topic 470) in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense.

During the three months ended March 31, 2016 and 2015, the Company amortized debt discount of $115,164 and $84,164 to interest expense, respectively. For purpose of estimating the fair value of the derivative liability, the Company used the Black Scholes option valuation model. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $1,158,539 and $1,313,673 at March 31, 2016 and December 31, 2015, respectively.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

At March 31, 2016 and December 31, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 1,878,261,000 and 247,328,000 shares of common stock, respectively. The Company would have insufficient authorized shares to complete the debt conversions if all of the loans were converted.

The Company valued the conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.18% to 0.73%, (2) lives of 0.05 to 1.96 years, (3) expected volatility of 261% to 434%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debt Instruments, and (6) the common stock price of the underlying shares on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2016:

Conversion option derivative liabilities December 31, 2014	$1,081,318
Addition of new conversion option derivatives	2,531,803
Reclassification of conversion option derivative to gain on extinguishment of debt	(1,917,734)
Change in fair value	(381,714)

Derivative liability at December 31, 2015	1,313,673
Addition of new conversion option derivatives	460,664
Reclassification of conversion option derivative to gain on extinguishment of debt	(455,494)
Change in fair value	(160,304)
Derivative liability at March 31, 2016	$1,158,539

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on:

March 31, 2016:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,158,539	$1,158,539

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,313,673	$1,313,673

Note 7 – Common Stock and Common Stock Warrants

Common Stock

As of January 7, 2016, the Company amended their articles of incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 300,000,000 to 750,000,000.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Pursuant to an employment agreement, an officer of the Company was eligible to receive 164,000 shares of the Company’s common stock (Note 8). These shares have not been issued as of March 31, 2016. The share issuance valued at $604 and $564 have been accrued as of March 31, 2016 and December 31, 2015, respectively, within accrued expenses.

During the three months ended March 31, 2015, $15,000 of note principal, as described in Note 5, was converted into 24,510 common shares. During the three months ended March 31, 2016, $123,424 of note principal, as described in Note 5, was converted into 176,801,817 common shares.

Common Stock Warrants

The following table summarizes the outstanding warrants and associated activity for the three months ended March 31, 2016:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2014	44,001	9.91	3.00
Granted	100,000	1.20	5.00
Exercised	-	-	-
Expired	6,973	29.28	-
Balance, December 31, 2015	137,028	$2.57	3.50
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, March 31, 2016	137,028	$2.57	3.25

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 8 – Employment Agreement

On January 20, 2015, we executed an Employment Agreement with Peter Anthony Chiodo, which was effective as of January 1, 2015. Pursuant to the Agreement, Mr. Chiodo will continue to serve as The Company’s Chief Executive Officer. The term of the Agreement commenced on January 1, 2015 and is for a period of five years, unless terminated sooner pursuant to the terms of the Agreement. Mr. Chiodo will be paid a base salary of $160,000, subject to annual adjustments, in addition to a signing bonus of $60,000. Mr. Chiodo will be entitled to receive an aggregate of 100,000 shares of the Company’s common stock, (the “Common Stock”), of which 24,000 such shares were issued immediately with the remaining 76,000 shares issuable at the rate of 4,000 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. At the discretion of the Executive, and to preserve the Company’s cash position, Mr. Chiodo is entitled to receive monthly compensation in the form of Common Stock pursuant to the terms of the Agreement. There are approximately 60,000 shares remaining on this agreement. The remaining shares to be issued at the rate of 4,000 shares per quarter on the first day of each quarter continuing April 1, 2016 and continuing up to and including December 31, 2019. Also related to the execution of this agreement, the Company issued a warrant to purchase 100,000 commons shares of the Company’s common stock (Note 7). Additionally, pursuant to the terms of the employment agreement, the Chief Executive Officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares under the provision are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. The value of the shares will be based on the closing price of the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

Note 9 – Note Payable

On April 24, 2015, the Company entered into a promissory note for $42,080 for services provided. The note carries an interest rate of 5%. The note requires monthly payments of $2,000 and matures in April 2016. The note is personally guaranteed by the chief executive officer of the Company. The outstanding balance of the note at December 31, 2015 and March 31, 2016 is $27,580 and $21,580, respectively.

Subsequent to March 31, 2016, the Company replaced the note above for $65,672 for additional services provided. The replacement note requires monthly payments of $2,700 and matures in May 2017. The note is personally guaranteed by the chief executive officer of the Company.

Note 10 – Subsequent Events

Subsequent to March 31, 2016, the Company filed for a reverse split with a potential range of 1:100 – 1:150 (the “spring 2016 reverse split.”) The company’s authorized will not be impacted by the reverse split; once the “spring 2016 reverse split” is effective the company’s authorized will remain 750,000,000.

Subsequent to March 31, 2016, the Company issued a total of approximately 295,892,000 shares of the Company’s common stock. All shares were issued in exchange for $46,813 of convertible note principal and $1,629 accrued interest.

During April 2016, an unrelated third party paid the debt holder of the convertible debenture issued on December 4, 2015 with $28,500 outstanding at March 31, 2016 and it is considered paid in full. The new convertible debenture balance is $51,000 and is the first tranche. The convertible debenture note has a maturity value of $102,000. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of 50% of the lowest trade price (or a 50% discount to market) occurring during the 25 trading days immediately preceding the conversion date.

During April 2016, the Company entered into a development-publishing agreement with Origin Studios to create a line of four (4) interactive books. The new entertainment apps will be based on proprietary Company IP. The first of the four (4) books is anticipated to launch during the third quarter of 2016 and it is further anticipated that each successive app in the line will launch one per quarter through the second quarter of 2017.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2016	2015
Current Assets	$20,201	$39,003
Current Liabilities	2,345,941	2,435,133
Working Capital (Deficit)	$(2,325,740)	$(2,396,130)

Cash Flows

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows Used in Operating Activities	$(94,006)	$(78,461)
Cash Flows Used in Investing Activities	(12,000)	(12,000)
Cash Flows Provided by Financing Activities	104,000	148,500
Net Increase (Decrease) in Cash During Period	$(2,006)	$58,039

Balance Sheet

As at March 31, 2016, the Company had total assets of $415,689 compared with total assets of $448,269 as at December 31, 2015. The assets are mainly comprised of cash and development costs. The decrease in development costs are primarily due to amortization of the development costs.

The Company had total liabilities of $2,368,317 at March 31, 2016, compared with $2,447,262 as at December 31, 2015. The decrease in total liabilities is mainly attributable to the decrease of $174,376 in the derivative liability.

Operating Expenses

During the three months ended March 31, 2016, the Company incurred operating expenses totaling $228,801 compared with $447,628 for the three months ended March 31, 2015. The decrease in operating expenses is primarily attributable to a reduction in marketing and consulting expenses as the Company is currently between product launches.

Net Income (Loss)

During the three months ended March 31, 2016, the Company realized net loss of $255,434 compared with net income of $157,447, for the three months ended March 31, 2015. The decrease in net income from the three month period ended March 31, 2015 to the three month period ended March 31, 2016 was primarily due to a smaller decrease in the gain (loss) on derivative and the Company is currently between product launches.

In 2014, Timeless Gems, a video game, was released on Facebook, through Apple’s App Store for iPhone, iPad, and iPod Touch mobile devices, and through Google Play for Android devices. In addition to the development and release of the core Timeless Gems product, two packages of expansion content for Timeless Gems were developed and released during the 2nd and 3rd quarters of 2014. A third package of expansion content for Timeless Gems was developed during 2014 and 2015; this package of expansion content was released in December 2015.

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

During the fourth quarter of 2013, the Company entered into a development/publishing agreement with 1DER Entertainment for SirVival, an interactive game. As a part of the development/publishing agreement, the Company acquired the SirVival IP from 1DER Entertainment. Through fiscal year 2014 and the first two quarters of 2015, the Company continued the development of SirVival; the game was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) during the third quarter of 2015. In addition to the development and release of the SirVival video game product, one package of expansion content for SirVival entered development during the fourth quarter of 2014 and continued through 2015, but this package has neither been announced nor released. The Company will formally announce the targeted release date of this expansion pack at a later date.

In June 2015, the Company announced a new (second) publishing label, Soul and Vibe Music. Soul and Vibe Music is a proprietary music-publishing label that publishes music content through downloadable/streamable distribution channels that include, but are not limited to, the likes of: Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and Microsoft Groove. The Company aims to leverage its existing, and to develop new, music assets that are associated with its licensed-brands and internally generated intellectual properties as stand-alone “premium” music soundtrack and single-track and/or multi-track music single product releases. It is the Company’s intent that these music soundtrack and single-track and/or multi-track music single product releases will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. As of March 31, 2016, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and five multi-track music singles, “SirVival and Tantrum,” “Who Is Gurk Burkle?,” “Smorgon Magma, The Black Rider,” “Spellbound,” and “Bugaboo, A Bump In The Night.” Development commenced during the fourth quarter of 2015 on “Bugaboo, A Bump In The Night,” and the multi-track music single was both formally announced and released in February 2016. The development of a sixth multi-track music single, “Revenge, Volume I,” commenced during the first quarter of 2016, but it was neither formally announced nor released until March 2016.

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

To date, all music content published by Soul and Vibe Music are copyrighted assets of the Company. Each individual music track is a unique asset that is identifiable through a proprietary ISRC code. EPs are identifiable through a proprietary UPC code. The music content that comprises Soul and Vibe Music releases are each recognized by the music identification service, Shazam. The music content that comprises Soul and Vibe Music releases as of March 31, 2016 are, also, cross-promoted (on iTunes) via the Options Menu of the Company’s SirVival video game.

In August 2015, the Company announced a new (third) publishing label, Soul and Vibe Books. Soul and Vibe Books is a proprietary publishing label that specializes in the development and launch of digitally distributed electronic books (“e-books” and “interactive storybooks.”) The Company aims to leverage its licensed-brands and internally generated intellectual properties as stand-alone “premium” entertainment app e-books. It is the Company’s intent that these e-books will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. During the three months ended March 31, 2016, the Company continued the development of a four-product line of e-books based on the Company’s John Deere licensed brand. The first product in the four-product line, Johnny Tractor and Friends: County Fair, was launched on Apple’s App Store for iPhone, iPad, and iPod Touch in September 2015 and on Google’s Google Play and Amazon (for Android devices) in October 2015. The Company launched a second e-book, Johnny Tractor and Friends: Snow Day, in December 2015 for the aforementioned platforms. During the first quarter of 2016, the Company continued development on a third e-book, Johnny Tractor and Friends: Growing Season, which was formally announced and launched in April 2016 also for the aforementioned platforms. The Company anticipates it will formally announce, and release, the fourth e-book in the line during the late 2nd quarter / early 3rd quarter of 2016. Ultimately, it is the Company’s intent to localize all four e-books in the line into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of its e-books will be released, albeit on a staggered release schedule, throughout fiscal year 2016; the localized versions of its e-books will be released as title updates via Apple’s App Store, Google’s Google Play, and Amazon.

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

During the three months ended March 31, 2016, the Company announced it was developing a John Deere-branded video game product, John Deere: Pocket Farm. The Company anticipates it will formally release John Deere: Pocket Farm during the third quarter of 2016. It is anticipated that the Company’s forthcoming John Deere-branded video game will be released for play on iOS and Android platform mobile devices, Apple TV, and social media platforms.

During the three months ended March 31, 2016, the Company also continued the development of additional products that, as of March 31, 2016, have not been publically announced. It is anticipated that these products will be released into the market beginning in the third quarter of 2016 on hardware platforms such as Facebook, through Apple’s App Store for iPhone, iPad, iPod Touch mobile devices and Apple TV, through Google Play and Amazon.com for Android devices and Kindle Fire devices, and potentially on the Windows Mobile Platform with possible future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s continued multi-platform rollout of Windows 10.

Liquidity and Capital Resources

As of March 31, 2016, the Company had a cash balance of $5,084 and a working capital deficit of $2,325,740 compared with a cash balance of $7,090 and working capital deficit of $2,396,130 at December 31, 2015. The increase in working capital is primarily due to a decrease in the derivative liability.

Cash Flows from Operating Activities

During the three months ended March 31, 2016, the Company used $94,006 of cash in operating activities compared with use of $78,461 of cash in operating activities during the three months ended March 31, 2015. The increase in the use of cash for operating activities is mainly attributable to a decrease in net income.

Cash Flows from Investing Activity

During the three months ended March 31, 2016, the Company used $12,000 of cash in investing activities compared with $12,000 of cash used during the three months ended March 31, 2015. The cash used in investing activities remained consistent.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, the Company received $104,000 of cash from financing activities compared with the receipt of $148,500 of cash during the three months ended March 31, 2015. During the three months ended March 31, 2016 the Company secured financing from two convertible notes payable and is continuing to search for future debt and equity financing. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs, and general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, $123,424 in note principal was converted into 176,801,817 shares of Common Stock.

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

+filed herewith

*furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2016.

Soul and Vibe Interactive Inc.

Date: May 16, 2016	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo President and Chief Executive Officer