Form 10-Q
period 2016-06-30
Soul & Vibe Interactive Inc.
filed 2016-08-22
CIK 1515115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2016, there were 44,269,026 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,
	2016	December 31,
	(unaudited)	2015
ASSETS

Current Assets
Cash	$1,032	$7,090
Accounts Receivable	346	463
Prepaid Expenses	9,525	31,450

Total Current Assets	10,903	39,003

Fixed Assets
Furniture and Equipment	14,526	14,526
Accumulated Depreciation	(5,281)	(3,940)

Total Fixed Assets	9,245	10,586

Other Assets
Development Costs, net of accumulated amortization of $167,690 and $116,475 as of June 30, 2016 and December 31, 2015, respectively	386,465	398,680

Total Assets	$406,613	$448,269

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
Accounts payable	$428,411	$430,512
Disbursements in excess of bank balances	6,878	-
Related party payable	33,011	22,068
Accrued expenses	691,051	470,901
Note payable	52,972	27,580
Current portion of convertible debentures, net of discount of $300,721 and $171,768 as of June 30, 2016 and December 31, 2015, respectively	176,482	170,399
Derivative liability	2,177,331	1,313,673

Total Current Liabilities	3,566,136	2,435,133

Long-term portion of convertible debentures, net of discount of $19,547 and $102,143 as of June 30, 2016 and December 31, 2015, respectively	9,512	12,129

Total Liabilities	3,575,648	2,447,262

Shareholder's Deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 130,000 issued and outstanding as of June 30, 2016 and December 31, 2015	130	130
Common Stock, $0.001 par value, 750,000,000 authorized, 5,365,964 and 405,652 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,366	406
Additional Paid-in Capital	5,112,649	4,608,440
Accumulated Deficit	(8,287,180)	(6,607,969)

Total Shareholder's Deficit	(3,169,035)	(1,998,993)

Total Liabilities & Shareholder's Deficit	$406,613	$448,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$1,038	$1,541	$2,163	$4,163
Cost of Sales	(26,430)	(29,737)	(66,865)	(42,999)

Gross Loss	(25,392)	(28,196)	(64,702)	(38,836)

Operating Expenses
General & Administrative	60,309	146,500	198,545	445,552
Professional Fees	126,234	51,576	216,799	200,152

Total Operating Expenses	186,543	198,076	415,344	645,704

Operating Loss	(211,935)	(226,272)	(480,046)	(684,540)

Other Income (Expense)
Gain (Loss) on Derivative	(1,114,151)	(185,442)	(1,151,011)	523,868
Gain (Loss) on Extinguishment of Debt	48,304	(137,457)	221,078	(145,553)
Interest Expense	(145,995)	(184,983)	(269,232)	(270,482)

Total Other Income (Expense)	(1,211,842)	(507,882)	(1,199,165)	107,833

(Loss) before Income Taxes	(1,423,777)	(734,154)	(1,679,211)	(576,707)

Income Taxes	-	-	-	-

Net Income (loss)	$(1,423,777)	$(734,154)	$(1,679,211)	$(576,707)

(Loss) per Share
Basic	$(0.41)	$(69.58)	$(0.76)	$(66.26)
Diluted	$(0.41)	$(69.58)	$(0.76)	$(66.26)

Weighted Average Shares Outstanding
Basic	3,473,884	10,551	2,219,292	8,704
Diluted	3,473,884	10,551	2,219,292	8,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SOUL AND VIBE INTERACTIVE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended June 30, 2016	Ended June 30, 2015

Cash Flows from Operating Activities
Net loss	$(1,679,211)	$(576,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,341	1,100
Amortization of debt discount	254,946	207,418
Amortization of software development costs	51,215	26,700
Common stock issued for services	-	56,757
(Gain) loss on derivative	1,151,011	(523,869)
(Gain) loss on extinguishment of debt	(221,078)	145,552
Common stock and warrants issued as compensation	-	150,941
Changes in Operating Assets and Liabilites:
Decrease in accounts receivable	117	3,310
Decrease in prepaid expenses	21,925	49,881
Increase in accounts payable	59,812	41,534
Increase in accrued expenses	233,082	233,667

Net cash used in operating activities	(126,840)	(183,716)

Cash Flows from Investing Activities
Purchased of fixed assets	-	(4,454)
Cash paid for development costs	(39,000)	(27,750)

Net cash used in investing activities	(39,000)	(32,204)

Cash Flows from financing activities
Repayment of related party notes payable	-	(2,500)
Repayment of notes payable	(18,700)	-
Payment of debt issuance costs	-	(5,000)
Proceeds from the issuance of convertible debenture and notes payable	178,482	246,000

Net cash provided by financing activities	159,782	238,500

Net increase (decrease) in cash	(6,058)	22,580

Cash Balance at Beg of Period	7,090	25,752
Cash Balance at End of Period	$1,032	$48,332

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of NonCash Transactions

Debenture principal converted to capital stock	$194,016	$181,963
Debt discount removed upon extinguishment of debt	$150,947	$149,608
Derivative liability removed upon extinguishment of debt	$718,353	$195,809
Capital stock issued for prepaid expenses	$-	$71,100
Fair value of derivative conversion option recorded as debt discount	$431,000	$620,581
Discount on issuance of convertible debenture and notes payable	$21,250	$14,406
Accrued interest converted to debt principal in note exchange	$8,974	$16,519
Notes for services	$44,092	$-

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended Interest – Imputation of Interest of the Accounting Standards Codification. The amended guidance requires that debt issuance costs related to a recognized debt liability, which were presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

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

Reclassifications

The presentation of certain items in the condensed consolidated financial statements for 2015 has been changed to conform to the classifications used in 2016. These reclassifications had no effect on stockholders' equity or net income as previously reported.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2016, the Company had incurred cumulative losses of $8,287,180 since inception. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in shareholder’s equity. All of these items raise substantial doubt about its ability to continue as a going concern. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital and generate revenues from its operations. The financial statements do not include classification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the six month period ended June 30, 2016, towards (i) consolidating pre-existing debt and cleaning up its balance sheet while simultaneously pursuing obtaining additional equity financing, (ii) evaluation of its distribution and marketing methods, and (iii) identifying and negotiating development/publishing and product acquisition opportunities for the Company. In addition, the Company began to generate its first revenues in the first quarter of 2014 and has continued to generate revenue, every quarter, through the second quarter of 2016.

Management's plans with respect to alleviating the adverse financial conditions that caused the Company’s independent auditors to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management requires $2.5M to $3.0M in financing in order to begin execution of its business plan and to continue operations. This capital, if raised, would be utilized over a twelve-month period. The financing will cover the acquisition of pick-ups (depending on the value of the financing, also the development of a proprietary intellectual property (IP) product) along with the release of the games and entertainment apps as well as the marketing and public relations (PR) expenses associated with bringing them to market on a variety of hardware platforms that include: video game consoles, mobile devices, personal computers (which also includes browser-based social media platforms, such as Facebook), and Virtual Reality (“VR”) and Augmented Reality (“AR”) devices. The anticipated number of pick-ups is two. The financing would also cover general and administrative expenses, operational expenses and will allow the Company to secure an initial number of premium full-time employees. The Company is currently evaluating financing opportunities that are compatible with its growth plans and business model. Additional financing (beyond the identified $2.5M to $3.0M; cumulatively of $5.0M) would allow the Company to pursue development of multiple projects “from scratch” and publish them in a “staggered” release, as per its current three-year business plan.

Note 4 - Related Party Transactions

Notes Payable

During the six month period ended June 30, 2015, the Company paid an amount due of $2,500 to an officer of the Company. This amount was unsecured, bore no interest, and was paid in full as of June 30, 2015.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Related Party Convertible Notes Payable

During July 2013, the Company received $9,000 in exchange for a Convertible Note with a maturity value of $10,000 and a warrant to purchase up to 6 shares of the Company’s common stock for a period of two years at a price of $90.00 per share. The convertible note is unsecured, due one year from the date of issue and accrues interest at a rate of approximately 10% per annum. During August 2014 an agreement was signed extending the due date of the convertible note to February 2015. Pursuant to this agreement, the holder was issued a warrant to purchase 7 additional shares of the Company’s common shares for a period of two years at a price of $9.00 per share. The warrants that were issued in July 2013 expired during the quarter ended June 30, 2015. The warrants that were issued in August 2014 are scheduled to expire in August 2016 if not exercised or “called” by the Company prior to expiration.

The Company valued the initial warrant and beneficial conversion feature of the convertible note at $10,000, which was recorded as a discount to the convertible note. This discount was being amortized over the initial life of the convertible note, which expired in July 2014. The Company valued the additional warrant at $1,728, which was recorded as a discount to the convertible note. This discount is being amortized over the remaining life of the convertible note or until such time as the convertible note is repaid or converted, or upon exercise of the warrants. During the six months ended June 30, 2015, the Company amortized $324 of this debt discount to interest expense. There was no amortization in the six months ended June 30, 2016.

During May 2015, the Company issued an exchange note to an accredited investor in substitution for $32,024 of previously outstanding convertible note balance and the accrued interest balance to an unrelated third party, pursuant to an exchange agreement. The July 2013 Convertible Note was included in this exchange. The exchange note was issued with a maturity value of $32,024, is due in May 2016, bears no interest and is convertible into shares of the Company at a rate equal to 65% of the average of the lowest three trading prices during the 25 consecutive trading days immediately preceding the conversion date. The note also stipulates a conversion limitation, whereby the holder may not convert more than 33.33% of the principal balance within a 15-day period during the 90 days following the date of issuance. The note principal was converted into 35,000 shares during 2015. There is no outstanding balance as of December 31, 2015.

Related Party Payable

The Company owes an officer of the Company $33,011 and $22,068 as of June 30, 2016 and December 31, 2015, respectively which relates to expense reimbursement.

Note 5 - Convertible Debentures

During the year ended December 31, 2015, the Company issued various convertible debentures in the total amount of $514,476: $339,500 cash; $18,406 original issue discount; $50,000 services; $29,899 adjustment to principal; and $76,671 for accrued interest payable. In addition in 2015, a total principal balance of $419,982 was extinguished through the conversion of principal to common shares of the Company. The debentures issued in 2015 are unsecured and bear simple interest ranging from 0% to 10% per annum, with maturities ranging from six months to three years. The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at variable discounted pricing based conversion prices defined in the underlying agreements. Debenture 1 was convertible at a fixed price but was exchanged into notes with variable discounted pricing before any conversions took place.

The following is a schedule of the convertible debentures outstanding as of December 31, 2015:

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/8/2013	Fixed	$122,778	$0	18 months	10%
Debenture 2	9/18/2014	Variable	210,667	0	9 months	10%
Debenture 3	2/3/2015	Variable	55,556	0	24 months	12%
Debenture 4	3/12/2015	Variable	58,850	0	12 months	10%
Debenture 5	3/16/2015	Variable	52,500	26,100	12 months	8%
Debenture 6	3/20/2015	Variable	110,293	0	12 months	10%
Debenture 7	4/21/2015	Variable	53,500	42,156	12 months	8%
Debenture 8	5/7/2015	Variable	32,024	0	12 months	0%
Debenture 9	5/11/2015	Variable	250,799	76,411	12 months	10%
Debenture 10	6/2/2015	Variable	45,000	41,500	12 months	8%
Debenture 11	9/16/2015	Variable	28,000	28,000	12 months	10%
Debenture 12	10/9/2015	Variable	28,000	28,000	12 months	8%
Debenture 13	9/16/2015	Variable	25,000	0	18 months	10%
Debenture 14	9/25/2015	Variable	33,850	4,059	12 months	12%
Debenture 15	10/20/2015	Variable	50,000	50,000	6 months	2%
Debenture 16	10/23/2015	Variable	{A}	53,897	17 months	2%
Debenture 17	10/26/2015	Variable	{B}	25,000	29 months	1%
Debenture 18	10/26/2015	Variable	{C}	0	29 months	1%
Debenture 19	11/9/2015	Variable	10,000	10,000	12 months	10%
Debenture 20	11/23/2015	Variable	5,000	5,000	24 months	0%
Debenture 21	12/2/2015	Variable	11,500	11,500	12 months	10%
Debenture 22	12/4/2015	Variable	28,500	28,500	12 months	10%
Debenture 23	12/4/2015	Variable	{D}	26,316	17 months	2%

Total at December 31, 2015			$1,211,817	$456,439
Less discount				(273,911)

				$182,528
Less current portion				(170,399)
				12,129

{A}	Convertible debenture was transferred from Debenture 9 in the table above.
{B}	Convertible debenture was transferred from Debenture 14 in the table above.
{C}	Convertible debenture was transferred from Debenture 13 in the table above.
{D}	Convertible debenture was transferred from Debenture 16 in the table above.

During the six month period ending June 30, 2016, the Company issued various convertible debentures in the total amount of $243,838: $178,482 cash; $21,250 original issue discount; $35,132 adjustment to principal; and $8,974 for accrued interest payable. In addition in 2016, a total principal balance of $194,016 was extinguished through the conversion of principal to common shares of the Company. The debentures issued in 2016 are unsecured and bear simple interest of 1% to 10% per annum, with maturities of one year. The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at variable discounted pricing based conversion prices defined in the underlying agreements. Debenture 1 was convertible at a fixed price but was exchanged into notes with variable discounted pricing before any conversions took place.

The following is a schedule of the convertible debentures outstanding as of June 30, 2016:

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/8/2013	Fixed	$122,778	$0	18 months	10%
Debenture 2	9/18/2014	Variable	210,667	0	9 months	10%
Debenture 3	2/3/2015	Variable	55,556	0	24 months	12%
Debenture 4	3/12/2015	Variable	58,850	0	12 months	10%
Debenture 5	3/16/2015	Variable	52,500	0	12 months	8%
Debenture 6	3/20/2015	Variable	110,293	0	12 months	10%
Debenture 7	4/21/2015	Variable	53,500	12,207	12 months	8%
Debenture 8	5/7/2015	Variable	32,024	0	12 months	0%
Debenture 9	5/11/2015	Variable	250,799	0	12 months	10%
Debenture 10	6/2/2015	Variable	45,000	19,900	12 months	8%
Debenture 11	9/16/2015	Variable	28,000	3,000	12 months	10%
Debenture 12	10/9/2015	Variable	28,000	22,000	12 months	8%
Debenture 13	9/16/2015	Variable	25,000	0	18 months	10%
Debenture 14	9/25/2015	Variable	33,850	4,059	12 months	2%
Debenture 15	10/20/2015	Variable	50,000	0	6 months	2%
Debenture 16	10/23/2015	Variable	{A}	0	17 months	2%
Debenture 17	10/26/2015	Variable	{B}	25,000	29 months	1%
Debenture 18	10/26/2015	Variable	{C}	0	29 months	1%
Debenture 19	11/9/2015	Variable	10,000	10,000	12 months	10%
Debenture 20	11/23/2015	Variable	5,000	0	24 months	0%
Debenture 21	12/2/2015	Variable	11,500	11,500	12 months	10%
Debenture 22	12/4/2015	Variable	28,500	0	12 months	10%
Debenture 23	12/4/2015	Variable	{D}	0	17 months	2%
Debenture 24	1/18/2016	Variable	81,000	81,000	12 months	10%
Debenture 25	1/22/2016	Variable	{A}	74,846	16 months	5%
Debenture 26	1/22/2016	Variable	{E}	0	3 months	2%
Debenture 27	3/22/2016	Variable	{F}	25,000	6 months	10%
Debenture 28	3/22/2016	Variable	39,250	39,250	12 months	10%
Debenture 29	4/20/2016	Variable	{G}	57,500	12 months
Debenture 30	4/22/2016	Variable	15,000	15,000	8 months	10%
Debenture 31	4/26/2016	Variable	{H}	51,000
Debenture 32	5/6/2016	Variable	27,500	27,500
Debenture 33	6/2/2016	Variable	27,500	27,500

Total at June 30, 2016			$1,402,067	$506,262
Less discount				(320,268)

				$185,994
Less current portion				(176,482)
				9,512

{A}	Convertible debenture was transferred from Debenture 9 in the table above.
{B}	Convertible debenture was transferred from Debenture 14 in the table above.
{C}	Convertible debenture was transferred from Debenture 13 in the table above.
{D}	Convertible debenture was transferred from Debenture 16 in the table above.
{E}	Convertible debenture was transferred from Debenture 15 in the table above.
{F}	Convertible debenture was transferred from Debenture 11 in the table above.
{G}	Convertible debenture was transferred from Debenture 26 in the table above.
{H}	Convertible debenture was transferred from Debenture 26 in the table above.

Accrued interest payable for the convertible debentures was $20,072 and $17,896 as of June 30, 2016 and December 31, 2015, respectively.

Scheduled maturity of debt are as follows at June 30, 2016:

2016	103,607
2017	373,596
2018	29,059
Less discount	(320,268)
Net convertible debentures	185,994

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative Liabilities

The Company evaluated the convertible debentures discussed in Note 5 (with the exception of debenture 1 which was considered under ASC Topic 470) in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense.

During the six months ended June 30, 2016 and 2015, the Company amortized debt discount of $254,946 and $207,418 to interest expense, respectively. For purpose of estimating the fair value of the derivative liability, the Company used the Black Scholes option valuation model. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $2,177,331 and $1,313,673 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 284,303,000 and 1,582,000 shares of common stock, respectively.

The Company valued the conversion option derivatives using the Black-Scholes option-pricing model using the following level 3 input assumptions: (1) risk-free interest rate of 0.20% to 0.58%, (2) lives of 0.21 to 1.71 years, (3) expected volatility of 365% to 474%, (4) zero expected dividends, (5) conversion prices as set forth in the Convertible Debt Instruments, and (6) the common stock price of the underlying shares on the valuation date.

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2016:

Conversion option derivative liabilities December 31, 2014	$1,081,318
Addition of new conversion option derivatives	2,531,803
Reclassification of conversion option derivative to gain on extinguishment of debt	(1,917,734)
Change in fair value	(381,714)
Derivative liability at December 31, 2015	1,313,673
Addition of new conversion option derivatives	1,042,560
Reclassification of conversion option derivative to gain on extinguishment of debt	(718,353)
Change in fair value	539,451
Derivative liability at June 30, 2016	$2,177,331

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on:

June 30, 2016:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$2,177,331	$2,177,331

December 31, 2015:

	Level 1	Level 2	Level 3	Total

Assets	$-	$-	$-	$-
Liabilities	-	-	-	-
Derivative financial instruments	$-	$-	$1,313,673	$1,313,673

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 7 – Common Stock and Common Stock Warrants

Common Stock

Effective June 16, 2016, the holder of a majority of the shares of common stock approved a reverse split of such shares by a ratio of 1 for 150. As a result of the reverse split, each one hundred fifty shares of common stock issued and outstanding prior to the Reverse Split had been converted into one share of common stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been proportionally adjusted. All common stock shares have been retroactively restated to reflect the reverse split.

As of January 7, 2016, the Company amended their articles of incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 300,000,000 to 750,000,000.

Pursuant to an employment agreement, an officer of the Company was eligible to receive 1,067 shares of the Company’s common stock (Note 8). These shares have not been issued as of June 30, 2016. The share issuance valued at $605 and $564 have been accrued as of June 30, 2016 and December 31, 2015, respectively, within accrued expenses.

During the six months ended June 30, 2015, $181,963 of note principal, as described in Note 5, was converted into 8,606 common shares. During the six months ended June 30, 2016, $194,016 of note principal, as described in Note 5, was converted into 4,958,871 common shares.

Common Stock Warrants

The following table summarizes the outstanding warrants and associated activity for the six months ended June 30, 2016:

	Number of Warrants Outstanding	Weighted Average Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2015	916	$385.55	3.50
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2016	916	$385.55	3.00

Note 8 – Employment Agreement

On January 20, 2015, the Company executed an Employment Agreement with Peter Anthony Chiodo, which was effective as of January 1, 2015. Pursuant to the Agreement, Mr. Chiodo will continue to serve as the Company’s Chief Executive Officer. The term of the Agreement commenced on January 1, 2015 and is for a period of five years, unless terminated sooner pursuant to the terms of the Agreement. Mr. Chiodo will be paid a base salary of $160,000, subject to annual adjustments, in addition to a signing bonus of $60,000. Mr. Chiodo will be entitled to receive an aggregate of 667 shares of the Company’s common stock, (the “Common Stock”), of which 187 such shares were issued immediately with the remaining 480 shares issuable at the rate of 27 shares per quarter on the first day of each quarter beginning April 1, 2015 and continuing up to and including December 31, 2019. At the discretion of the Executive, and to preserve the Company’s cash position, Mr. Chiodo is entitled to receive monthly compensation in the form of Common Stock pursuant to the terms of the Agreement. There are approximately 373 shares remaining on this agreement. The remaining shares to be issued at the rate of 27 shares per quarter on the first day of each quarter continuing July 1, 2016 and continuing up to and including December 31, 2019. Also related to the execution of this agreement, the Company issued a warrant to purchase 667 shares of the Company’s common stock (Note 7). Additionally, pursuant to the terms of the employment agreement, the Chief Executive Officer has the option to receive his compensation in cash or in the form of the Company’s common stock. The total issuable shares under the provision are determined using 70% of the volume-weighted average share price of the five days immediately preceding the end of the month in which the services were earned. The value of the shares will be based on the closing price of the end of the month in which the services were earned. This employment agreement is effective for five years and contains an automatic renewal provision for a period of one year.

Soul and Vibe Interactive Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 – Note Payable

On April 24, 2015, the Company entered into a promissory note for $42,080 for services provided. The note carried an interest rate of 5%. The note required monthly payments of $2,000 and matured in April 2016. The note was personally guaranteed by the chief executive officer of the Company. The outstanding balance of the note at December 31, 2015 was $27,580.

On April 21, 2016, the Company replaced the note above for $65,672 for additional services provided. The note carries an interest rate of 5%. The new note requires monthly payments of $2,700 and matures in May 2017. The note is personally guaranteed by the chief executive officer of the Company. The outstanding balance of the note at June 30, 2016 is $52,972.

Note 10 – Subsequent Events

Subsequent to June 30, 2016, the Company issued a total of approximately 38,903,062 shares of the Company’s common stock. All shares were issued in exchange for $38,443 of convertible note principal, $ 1,658 of accrued interest, and 3,200 of fees.

During July 2016, the Company issued an exchange note to an accredited investor for $20,000 of previously outstanding convertible debenture balance to an unrelated third party for consulting services. The note was issued with a maturity value of $20,000, is due in July 2017, bears an interest rate of 10% and is convertible into shares of the Company at a rate equal to 50% of the lowest trading price during the 25 consecutive trading days immediately preceding the conversion date.

During July 2016, the Company received $17,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $20,000. Interest on the note accrues at the rate of 10% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of 50% of the lowest trade price (or a 50% discount to market) occurring during the 25 trading days immediately preceding the conversion date.

During July 2016, the Company received $18,000 from an accredited investor in exchange for a Convertible Note with a principal balance of $20,000. Interest on the note accrues at the rate of 8% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of 50% of the lowest trade price occurring during the 25 trading days immediately preceding the conversion date.

During July 2016, the Company issued an exchange note for $15,000 to purchase the rights to the video game “Squirrel Daddy” in exchange for a Convertible Note with a principal balance of $15,000. Interest on the note accrues at the rate of 5% per annum. The note is due one year from the date of each installment and is convertible using a conversion price of 90% of the average of the three lowest trading prices occurring during the 15 trading days immediately preceding the conversion date.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2016	2015
Current Assets	$10,903	$39,003
Current Liabilities	3,566,136	2,435,133
Working Capital (Deficit)	$(3,555,233)	$(2,396,130)

Cash Flows

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash Flows Used in Operating Activities	$(126,840)	$(183,716)
Cash Flows Used in Investing Activities	(39,000)	(32,204)
Cash Flows Provided by Financing Activities	159,782	238,500
Net Increase (Decrease) in Cash During Period	$(6,058)	$22,580

Balance Sheet

As at June 30, 2016, the Company had total assets of $406,613 compared with total assets of $448,269 as at December 31, 2015. The assets are mainly comprised of prepaid expenses and development costs. The decrease in development costs are primarily due to amortization of the development costs.

The Company had total liabilities of $3,575,648 at June 30, 2016, compared with $2,447,262 as at December 31, 2015. The increase in total liabilities is mainly attributable to the increase of $863,658 in the derivative liability.

Operating Expenses

During the six months ended June 30, 2016, the Company incurred operating expenses totaling $415,344 compared with $645,704 for the six months ended June 30, 2015. The decrease in operating expenses is primarily attributable to a reduction in marketing and consulting expenses as the Company marketed previous games more than the newest released games.

During the three months ended June 30, 2016, the Company incurred operating expenses totaling $186,543 compared with $198,076 for the three months ended June 30, 2015. The decrease in operating expenses is primarily attributable to a reduction in marketing and consulting expenses as the Company marketed previous games more than the newest released games.

Net Income (Loss)

During the six months ended June 30, 2016, the Company realized net loss of $1,679,211 compared with net loss of $576,707, for the six months ended June 30, 2015. The change in net loss from the six month period ended June 30, 2015 to the six month period ended June 30, 2016 was primarily due to a decrease in the gain (loss) on derivative.

During the three months ended June 30, 2016, the Company realized net loss of $1,423,777 compared with net loss of $734,154, for the three months ended June 30, 2015. The change in net loss from the three month period ended June 30, 2015 to the three month period ended June 30, 2016 was primarily due to a decrease in the gain (loss) on derivative.

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

During the fourth quarter of 2013, the Company entered into a development/publishing agreement with 1DER Entertainment for SirVival, an interactive game. As a part of the development/publishing agreement, the Company acquired the SirVival IP from 1DER Entertainment. Through fiscal year 2014 and the first two quarters of 2015, the Company continued the development of SirVival; the game was released, worldwide, on Facebook, Google's Google Play, and Apple's App Store (for iPhone, iPad, and iPod Touch) during the third quarter of 2015. In addition to the development and release of the SirVival video game product, one package of expansion content for SirVival entered development during the fourth quarter of 2014 and continued through 2015 and 2016, but this package has neither been announced nor released. The Company will formally announce the targeted release date of this expansion pack at a later date.

During the six months ended June 30, 2016, the Company announced it was developing a John Deere-branded video game product, John Deere: Pocket Farm. The Company anticipates it will formally release John Deere: Pocket Farm during the fourth quarter of 2016. It is anticipated that the Company’s forthcoming John Deere-branded video game will be released for play on iOS and Android platform mobile devices, Apple TV, and social media platforms.

Subsequent to June 30, 2016, the Company announced it has acquired proprietary intellectual property (“IP”) from the New York based studio, Croog Studios for a combination of cash and common class Company stock. This acquired IP represents the first of two targeted “Pick-Ups” for 2016. The Company anticipates it will both formally announce and launch the product in the third quarter / early fourth quarter of 2016. It is anticipated that the product will be released for play on iOS (iPhone, iPad, iPod Touch, and Apple TV), Android (via Google Play and Samsung TV), and Amazon (for Kindle Fire devices, including Fire TV.)

During the six months ended June 30, 2016, the Company announced it has become a Virtual Reality (“VR”) developer (for HTC and Oculus platforms) and that it was actively pursuing the development of two unique product categories: Highly engaging interactive experiences and fully immersive spectator experiences. Both product categories will be based on a combination of licensed-brands and the Company’s proprietary IPs. The Company anticipates participation in the VR market (in addition to continued development of non-VR games and entertainment apps, interactive books, and downloadable/streamable music) will provide it with another mechanism through which operations can further expand and a ‘recurring release calendar’ can be generated. Acquisition/licensing of VR product will fall into the “Pick-Up” category.

In June 2015, the Company announced a new (second) publishing label, Soul and Vibe Music. Soul and Vibe Music is a proprietary music-publishing label that publishes music content through downloadable/streamable distribution channels that include, but are not limited to, the likes of: Apple Music, iTunes, Spotify, Google Play, Amazon, Rdio, Deezer, Tidal, YouTube Music Key, Beats/MediaNet, and Microsoft Groove. The Company aims to leverage its existing, and to develop new, music assets that are associated with its licensed-brands and internally generated intellectual properties as stand-alone “premium” music soundtrack and single-track and/or multi-track music single product releases. It is the Company’s intent that these music soundtrack and single-track and/or multi-track music single product releases will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. As of March 31, 2016, Soul and Vibe Music has released one full-length soundtrack, “Songs of SirVival,” and five multi-track music singles, “SirVival and Tantrum,” “Who Is Gurk Burkle?,” “Smorgon Magma, The Black Rider,” “Spellbound,” and “Bugaboo, A Bump In The Night.” Development commenced during the fourth quarter of 2015 on “Bugaboo, A Bump In The Night,” and the multi-track music single was both formally announced and released in February 2016. The development of a sixth multi-track music single, “Revenge, Volume I,” commenced during the first quarter of 2016 and was formally announced and released in March 2016. The development of a children’s music album, “Songs from the Big Red Barn,” commenced during the second quarter of 2016 but was neither formally announced nor released until July 2016.

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

To date, all music content published by Soul and Vibe Music are copyrighted assets of the Company. Each individual music track is a unique asset that is identifiable through a proprietary ISRC code. EPs are identifiable through a proprietary UPC code. The music content that comprises Soul and Vibe Music releases are each recognized by the music identification service, Shazam. The music content that comprises Soul and Vibe Music releases as of June 30, 2016 are, also, cross-promoted (on iTunes) via the Options Menu of the Company’s SirVival video game.

In August 2015, the Company announced a new (third) publishing label, Soul and Vibe Books. Soul and Vibe Books is a proprietary publishing label that specializes in the development and launch of digitally distributed electronic books (“e-books” and “interactive storybooks.”) The Company aims to leverage its licensed-brands and internally generated intellectual properties as stand-alone “premium” entertainment app e-books. It is the Company’s intent that these e-books will double as potential revenue-generating cross-promotional marketing vehicles for the Company’s video games and entertainment apps based on licensed-brands and internally generated intellectual properties. During the six months ended June 30, 2016, the Company continued the development of a four-product line of e-books based on the Company’s John Deere licensed brand. The first product in the four-product line, Johnny Tractor and Friends: County Fair, was launched on Apple’s App Store for iPhone, iPad, and iPod Touch in September 2015 and on Google’s Google Play and Amazon (for Android devices) in October 2015. The Company launched a second e-book, Johnny Tractor and Friends: Snow Day, in December 2015 for the aforementioned platforms. The Company launched a third e-book, Johnny Tractor and Friends: Growing Season, in April 2016 for the aforementioned platforms. During the second quarter of 2016, the Company continued development on a fourth e-book, Johnny Tractor and Friends: Goodnight, Johnny Tractor, which was both formally announced and launched in July 2016 also for the aforementioned platforms. The Company anticipates it will formally announce, and release, potential additional e-book(s) in the line later in 2016. Ultimately, it is the Company’s intent to localize all four e-books in the line into a variety of languages including, but not limited to, French, German, Spanish, and Italian. The Company anticipates that localized versions of its e-books will be released, albeit on a staggered release schedule, throughout fiscal year 2016; the localized versions of its e-books will be released as title updates via Apple’s App Store, Google’s Google Play, and Amazon.

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

During the six months ended June 30, 2016, the Company announced it was developing a new line of four interactive books based on the Company’s proprietary intellectual property (“IP) with a Utah-based studio. The Company anticipates it will formally announce/release the first book in the line during the late third quarter / fourth quarter of 2016. It is anticipated that the other books in the line will be released once per quarter thereafter (culminating in the third quarter of 2017.) It is anticipated that the Company’s forthcoming line of interactive books will be released for play on iOS and Android platform mobile devices, and Apple TV.

During the six months ended June 30, 2016, the Company also continued the development of additional products that, as of June 30, 2016, have not been publically announced. It is anticipated that these products will be released into the market beginning in the third quarter of 2016 on hardware platforms such as Facebook, through Apple’s App Store for iPhone, iPad, iPod Touch mobile devices and Apple TV, through Google Play and Amazon.com for Android devices and Kindle Fire devices, and potentially on the Windows Mobile Platform with possible future support for Xbox Live, as a feature set, primarily to coincide with Microsoft’s continued multi-platform rollout of Windows 10.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a cash balance of $1,032 and a working capital deficit of $3,555,233 compared with a cash balance of $7,090 and working capital deficit of $2,396,130 at December 31, 2015. The decrease in working capital is primarily due to an increase in the derivative liability.

Cash Flows from Operating Activities

During the six months ended June 30, 2016, the Company used $126,840 of cash in operating activities compared with use of $183,716 of cash in operating activities during the six months ended June 30, 2015. The decrease in the use of cash for operating activities is mainly attributable to an increase in the loss on derivative.

Cash Flows from Investing Activity

During the six months ended June 30, 2016, the Company used $39,000 of cash in investing activities compared with $32,204 of cash used during the six months ended June 30, 2015. The cash used in investing activities remained consistent.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, the Company received $159,782 of cash from financing activities compared with the receipt of $238,500 of cash during the six months ended June 30, 2015. During the six months ended June 30, 2016 the Company secured financing from six convertible notes payable and is continuing to search for future debt and equity financing. The Company is using proceeds received from the issuance of common stock and convertible debentures to fund product development costs, product marketing and product publicity costs, and general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

In the Company’s third quarter 2015 filing, its 2015 annual report, and its first quarter 2016 filing, the Company disclosed that it had issued convertible debentures during the period of October 2015 – December 2016, and accounted for such issuances. Though the Company disclosed the issuance of these convertible debentures in its quarterly and annual reports, it could be determined that the Company was deficient in its timely filing of corresponding Form 8K filings concerning the sales of these unregistered securities. The failure to timely file the corresponding Form 8Ks did not have any affect on the Company’s financial statements, and all of such financial statement may be continued to be relied upon. The Company has nevertheless modified its internal control over financial reporting subsequent to the six months ended June 30, 2016 to adopt procedures to ensure time filing and reporting of material events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2016, $194,016 of note principal was converted into 4,958,871 common shares pursuant to Section 4(a)(2) and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer +
31.2	Section 302 Certification of Principal Financial Officer +
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

*furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of August, 2016.

Soul and Vibe Interactive Inc.

Date: August 22, 2016	BY:	/s/ Peter Anthony Chiodo
Peter Anthony Chiodo
President and Chief Executive Officer

